Form 10-Q
period 1997-09-30
BRADLEY OPERATING L P
filed 1997-11-14
CIK 1039189

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to_____

Commission file number 1-10328

                    BRADLEY OPERATING LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)



     Delaware                                                 04-3306041
(State of Organization)                              (I.R.S. Identification No.)



                 40 Skokie Blvd., Northbrook, Illinois 60062
            (Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code; (847) 272-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except unit data)
                                  (UNAUDITED)






                                              September 30,       December 31,
ASSETS                                            1997                1996
                                             -------------       -------------
Real estate investments-at cost                $ 575,599           $ 490,133
Accumulated depreciation and amortization        (38,533)            (30,670)
                                               ---------           ---------
Net real estate investments                      537,066             459,463

Real estate investments held for sale             10,005              10,285

Other Assets:
   Cash and cash equivalents                       4,404               7,462
   Rents and other receivables, net
      of allowance for doubtful accounts
      of $2,437 for 1997 and $1,636 for
      1996                                        12,249               9,543
   Deferred charges, net and other assets         14,146              15,531
                                               ---------           ---------
Total assets                                   $ 577,870           $ 502,284
                                               =========           =========

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans                                   128,711             125,394
Line of credit                                   121,800              63,500
Accounts payable, accrued
  expenses and other liabilities                  20,088              19,606
                                               ---------           ---------
Total liabilities                                270,599             208,500
                                               ---------           ---------

Minority interest                                    868                 874
                                               ---------           ---------
Partners' capital:
   General partner                               291,981             288,764
   Limited partners                               14,422               4,146
                                               ---------           ---------
Total partners' capital                          306,403             292,910
                                               ---------           ---------
Total liabilities and partners' capital        $ 577,870           $ 502,284
                                               =========           =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    BRADLEY OPERATING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per unit data)
                                 (UNAUDITED)



                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                   1997         1996           1997          1996
                                                                ----------   -----------   -----------   -----------
Income:

   Rental income                                               $     24,033  $    21,442   $    69,922   $    54,643
   Other income                                                         451          441         1,093           996
                                                               ------------  -----------   -----------   -----------
                                                                     24,484       21,883        71,015        55,639
Expenses:                                                      ------------  -----------   -----------   -----------

   Operations, maintenance and management                             3,479        3,485        10,478         9,277
   Real estate taxes                                                  4,025        4,375        13,652        12,063
   Mortgage and other interest                                        4,362        4,106        11,593         9,660
   Administrative and general                                         1,310          813         3,287         1,992
   Corporate office relocation                                            -          409             -           409
   Write-off of deferred financing and acquisition costs                  -            -             -           344
   Depreciation and amortization                                      4,244        3,597        12,099         9,573
                                                               ------------  -----------   -----------   -----------
                                                                     17,420       16,785        51,109        43,318
                                                               ------------  -----------   -----------   -----------

Income before gain on sale and provision for loss on
   real estate investments                                            7,064        5,098        19,906        12,321
Gain on sale of property                                                  -            -         3,073         9,379
Provision for loss on real estate investment                              -            -        (1,300)            -
                                                               ------------  -----------   -----------   -----------
Income before allocation to minority interest                         7,064        5,098        21,679        21,700
Income allocated to minority interest                                   (24)         (25)          (70)          (54)
                                                               ------------  -----------   -----------   -----------
Net income                                                     $      7,040  $     5,073   $    21,609   $    21,646
                                                               ============  ===========   ===========   ===========

Per unit data:

Net income per unit                                            $       0.31  $      0.27   $      0.97   $      1.28
                                                               ============  ===========   ===========   ===========

Weighted average units outstanding                             $ 22,591,276   18,980,883    22,372,142    16,859,016
                                                               ============  ===========   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    BRADLEY OPERATING LIMITED PARTNERSHIP
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 (Dollars in thousands, except per unit data)
                                 (UNAUDITED)





                                       General   Limited
                                       Partner   Partners   Total
                                       --------  --------  --------
Balance at December 31, 1996           $288,764  $  4,146  $292,910
Net income                                9,038       247     9,285
Cash distributions ($.33 per LP Unit)    (7,289)     (195)   (7,484)
Capital contributions                       192         -       192
Acquisition of property for LP Units          -     5,169     5,169
Other                                         -       (13)      (13)
Reallocation of partners' capital         1,371    (1,371)        -
                                       --------  --------  --------
Balance at March 31, 1997               292,076     7,983   300,059

Net income                                5,143       141     5,284
Cash distributions ($.33 per LP Unit)    (7,287)     (203)   (7,490)
Capital contributions                       117         -       117
Reallocation of partners' capital            (4)        4         -
                                       --------  --------  --------
Balance at June 30, 1997                290,045     7,925   297,970

Net income                                6,751       289     7,040
Cash distributions ($.33 per LP Unit)    (7,384)     (346)   (7,730)
Capital contributions                        95         -        95
Acquisition of property for LP Units          -     9,028     9,028
Reallocation of partners' capital         2,474    (2,474)        -
                                       --------  --------  --------
Balance at September 30, 1997          $291,981  $ 14,422  $306,403
                                       ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                    BRADLEY OPERATING LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (UNAUDITED)


                                                         Nine Months Ended
                                                           September 30,
                                                          1997       1996
                                                       ---------   ---------
Cash flows from operating activities:
  Net income                                           $  21,609   $  21,646
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       12,099       9,573
      Gain on sale of property                            (3,073)     (9,379)
      Provision for loss on real estate investment         1,300           -
      Write-off of deferred financing and
        acquisition costs                                      -         344
      Income allocated to minority interest                   70          54
  Changes in operating assets and liabilities, net of
    the effect of the Tucker acquisition in 1996:
    (Increase) decrease in rents and other receivables    (2,791)      2,059
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities                         177        (518)
    Increase in deferred charges                          (1,722)     (2,146)
                                                       ---------   ---------
  Net cash provided by operating activities               27,669      21,633
                                                       ---------   ---------


Cash flows from investing activities:
  Expenditures for real estate investments               (83,030)     (5,612)
  Purchase of Tucker, net of cash acquired                     -      (2,073)
  Net proceeds from sale of property                      17,260           -
  Excess proceeds from like-kind exchange of properties        -       4,145
                                                       ---------   ---------
  Net cash used in investing activities                  (65,770)     (3,540)
                                                       ---------   ---------

Cash flows from financing activities:
  Borrowing from lines of credit                          78,300     118,000
  Cost associated with modified line of credit              (391)          -
  Pay-off of secured mortgage loans with borrowings
    from lines of credit                                       -     (32,234)
  Payments under lines of credit                         (20,000)    (84,208)
  Expenditures to acquire new line of credit                   -      (1,468)
  Distributions paid                                     (22,704)    (16,626)
  Distributions to minority interest holders                 (89)        (65)
  Capital contributions                                      404         150
  Principal payments on mortgage loans                      (477)       (308)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     35,043     (16,759)
                                                       ---------   ---------


  Net increase (decrease) in cash and cash equivalents    (3,058)      1,334

Cash and cash equivalents:
  Beginning of period                                      7,462         697
                                                       ---------   ---------
  End of period                                        $   4,404   $   2,031
                                                       =========   =========
Supplemental cash flow information:
  Interest paid, net of amount capitalized             $  11,613   $   9,748
                                                       =========   =========


 The accompanying notes are an integral part of these consolidated financial statements.

                    BRADLEY OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by Bradley Operating Limited Partnership, together with its subsidiaries (the "Operating Partnership"), without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1996 included in the Operating Partnership's registration statement on Form 10, as amended.

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS

The Operating Partnership may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes the Operating Partnership to interest rate risk and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. Derivatives that do not satisfy the criteria above are carried at market value, and any changes in market value are recognized in other income. The Operating Partnership has only entered into derivative transactions that satisfy the aforementioned criteria.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

During the period from January 1, 1997 to June 30, 1997, the Operating Partnership acquired five shopping centers located in Indiana, Iowa and Minnesota aggregating approximately 397,000 square feet for a total purchase price of approximately $26.4 million. Three of the five shopping centers were acquired for cash provided by the bank line of credit. One shopping center was acquired with cash provided by the line of credit and the assumption of a $3.8 million non-recourse mortgage note, and one shopping center was acquired via the issuance of 281,300 limited partnership units ("LP Units") in the Operating Partnership. Additionally, during such period, the Operating Partnership sold a shopping center located in New Hampshire, utilizing the net proceeds of approximately $11.4 million to pay-down the line of credit.

During the third quarter of 1997, the Operating Partnership completed the acquisitions of nine shopping centers located in Illinois, Indiana, Iowa, Wisconsin and Missouri, aggregating approximately 1,055,000 square feet for a total purchase price of approximately $69.3 million. Eight of the nine shopping centers, including a portfolio of five shopping centers purchased from one seller, were purchased with cash provided by the line of credit. The remaining shopping center was acquired through the issuance of 478,619 LP Units and the assumption of $6.9 million in non-recourse mortgage debt, which was paid-off in full at close with cash drawn from the line of credit. As a result of this acquisition, there are currently 1,070,920 LP Units outstanding. Also during the third quarter of 1997, the Operating Partnership sold a shopping center located in Illinois, utilizing the net proceeds of approximately $5.9 million to pay-down the line of credit.

Subsequent to quarter-end, the Operating Partnership completed the sale of a shopping center located in Maine, utilizing the net proceeds of approximately $2.4 million to pay-down the line of credit. Also subsequent to quarter-end, the Operating Partnership acquired an additional three shopping centers located in Kansas and Illinois aggregating approximately 313,000 square feet for a total purchase price of approximately $22 million, increasing the total number of shopping centers acquired during the year (including an acquisition completed December 27, 1996) to eighteen, aggregating approximately 1.9 million square feet for a total purchase price of approximately $126.8 million.

As a result of these acquisition and disposition activities, the Operating Partnership currently owns interests in 46 properties in 11 states, aggregating approximately 8.8 million square feet of rentable space.

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first nine months of 1997, two properties were purchased in the aggregate for approximately $21.8 million which included the issuance of 759,919 LP Units.

In January 1997, a property was purchased for approximately $4.8 million, which included the assumption of a $3.8 million non-recourse mortgage note.

NOTE 5 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of September 30, 1997, the Operating Partnership is holding for sale its Augusta Plaza, 585 Boylston Street and Village Shopping Center properties. The net book value of these properties, $10.0 million, has been reclassified on the balance sheet from "Real estate investments" to "Real estate investments held for sale". The balance as of December 31, 1996, $10.3 million, included Hood Commons, which was sold in March 1997, and excluded Village Shopping Center, which was placed for sale during March 1997. The properties held for sale are no longer depreciated for financial reporting purposes. The sale of Augusta Plaza was completed on October 1, 1997 for a sales price of approximately $2.7 million resulting in a gain of approximately $0.8 million for financial reporting purposes, which will be reflected in the fourth quarter.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In August 1997, Standard & Poor's Investment Services ("Standard & Poor's"), a national credit rating agency, announced that it assigned an investment grade corporate credit rating of "BBB-" to the Operating Partnership. In November 1997, Moody's Investors Service ("Moody's") announced that it also assigned an investment grade corporate credit rating of "(P)Baa3" to the Operating Partnership's unissued shelf registration of debt securities. As a result, the interest rate on outstanding borrowings under the unsecured line of credit facility was reduced from the lower of the bank's base rate or 1.50% over LIBOR, to the lower of the bank's base rate or 1.375% over LIBOR. The rate becomes more favorable in the event the Operating Partnership receives a higher rating from Standard & Poor's or Moody's. The rate returns to the lower of the bank's base rate or 1.50% over LIBOR in the event Standard & Poor's or Moody's adjusts their rating downward.


As a result of receiving the investment grade ratings and based on current market conditions, management believes that it may be advantageous to prepay the $100 million REMIC Note using either the proceeds from the issuance of investment grade unsecured debt or the standby letter of credit described below, thereby releasing the six properties securing the REMIC Note from the lien of the REMIC Indenture, and extending the Operating Partnership's weighted average debt maturity. In contemplation of this potential financing, and future unsecured financings from time to time, during the third quarter the Operating Partnership filed a "shelf" registration statement under which, when effective, the Operating Partnership may issue up to $300,000,000 in unsecured non-convertible investment grade debt securities. After it is declared effective, the "shelf" registration statement will give the Operating Partnership the flexibility to issue such debt securities from time to time when the Operating Partnership determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities is favorable. There can be no assurance that the Operating Partnership will in fact issue investment grade debt securities.

On October 24, 1997, the Operating Partnership gave the REMIC Trustee notice of its intent to prepay the REMIC Note on November 26, 1997. Concurrently with the delivery of such notice, the Operating Partnership entered into a standby commitment with a commercial bank for a $105 million line of credit, which the Operating Partnership may use to prepay the REMIC Note on November 26, 1997, in the event that a sale of investment grade debt securities has not been consummated by such date. There can be no assurance that the Operating Partnership will prepay the REMIC Note or that, if the REMIC
Note is prepaid, the
effective cost of doing so will not be greater than the current interest cost of the REMIC Note.

As a result of the prepayment of the REMIC Note, the Operating Partnership will incur a significant prepayment penalty equal to the greater of either (i) 1% of the amount of principal being prepaid or (ii) the product of (A) the difference between the outstanding principal balance of the REMIC Note before prepayment and the present value of all remaining interest and principal payments thereon and (B) the amount of principal being prepaid divided by the outstanding principal balance of the REMIC Note. The amount of such prepayment is currently estimated at approximately $3,900,000. Management believes that, even with the prepayment penalty, refinancing the REMIC Note with debt at interest rates currently available will economically benefit the Operating Partnership more than keeping the REMIC Note outstanding until its stated maturity in September 2000 at which time interest rates may be substantially higher.

In anticipation of issuances of investment grade unsecured debt, and because management considered interest rates to be at historically favorable levels, during the third quarter the Operating Partnership entered into four Treasury Rate Lock transactions to hedge against the potential of interest rates increasing for maturities of seven and ten years (the anticipated maturities of the anticipated debt offerings) prior to the execution of the financings. Subsequent to September 30, 1997, the Operating Partnership entered into an additional Treasury Rate Lock transaction to further reduce the exposure of increases in interest rates prior to such investment grade unsecured debt issuance. In the event a debt issuance has not been consummated by the expiration date of the Treasury Rate Lock agreements, the Operating Partnership expects to roll over such agreements under the same terms expiring on a date that would coincide with the anticipated issuance date. The Operating Partnership may continue to limit its exposure to increases in interest rates in anticipation of future financing transactions through the use of additional Treasury Rate Locks or other financial derivative instruments. There can be no assurance, however, that the existing Treasury Rate Locks or future derivative transactions entered into for the purpose of hedging interest rate risk will be effective.

On October 22, 1997, Bradley Real Estate, Inc. (the "Company"), the sole general partner and owner of approximately 95.3% of the Operating Partnership evidenced by general partnership units ("GP Units"), entered into an agreement with PaineWebber Incorporated whereby PaineWebber, acting as underwriter, will purchase up to $60 million of the Company's common stock over the next six months at the then current market price less a negotiated discount. Under the terms of the agreement, the Company, at its option, has the right to sell common shares in amounts ranging from $5 million to $20 million per transaction. The sale price (before discount) would be fixed at the New York Stock Exchange closing price of the Company's common stock on the next or second next trading day after delivery to PaineWebber of a securities purchase notice specifying the number of shares to be sold in the particular transaction. It is expected that the Company will contribute, in exchange for an equivalent number of GP Units, the net proceeds from equity raised under the agreement to facilitate the Operating Partnership's acquisition program, reduce amounts outstanding under the line of credit and for general business purposes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During the first nine months of 1997, the Operating Partnership acquired fourteen shopping centers for a total purchase price of approximately $95.7 million, and sold two shopping centers for a total net sales price of approximately $17.3 million. During the year ended December 31, 1996, the Operating Partnership acquired sixteen properties, including fourteen properties in connection with the acquisition of Tucker Properties Corporation ("Tucker"), and sold its interest in a ground lease. For the nine months ended September 30, 1997, net income was $21.6 million, or $0.97 per unit, compared with $21.6 million, or $1.28 per unit, for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1997, includes a $3.1 million gain on sale of property reflected in the first quarter and a $1.3 million provision for loss on real estate investment reflected in the second quarter. Net income for the nine months ended September 30, 1996, includes a $9.4 million gain on sale of property reflected in the first quarter. Weighted average units outstanding for the nine month period were 22,372,142 compared with 16,859,016 in the prior-year period. Net income for the three months ended September 30, 1997, totaled $7.0 million, or $0.31 per unit, compared with $5.1 million, or $0.27 per unit, for the comparable period in 1996. Weighted average units outstanding for the quarter increased to 22,591,276 from 18,980,883 for the same period in the prior year. The increased number of units outstanding was due primarily to a 2,875,000 share public offering completed in November 1996, which net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of GP Units, and the issuance of 7,428,157 GP Units to the Company in connection with the Tucker acquisition on March 15, 1996.

Acquisition and Disposition Activities:

               Acquisitions                              Date
               ------------                              ----
     Tucker (14 properties)                         March 15, 1996
     Brookdale Square, Brooklyn, MN                 March 26, 1996
     Santa Fe Square, Olathe, KS                  December 27, 1996
     Roseville Center, Roseville, MN               January 1, 1997
     Martin's Bittersweet Plaza, Mishawaka, IN     January 1, 1997
     Warren Plaza, Dubuque, IA                     January 21, 1997
     Spring Village, Davenport, IA                  April 28, 1997
     Davenport Retail, Davenport, IA                 June 19, 1997
     Fairhills Shopping Center, Springfield, IL       July 1, 1997
     Parkway Pointe, Springfield, IL                  July 1, 1997
     Sangamon Center North, Springfield, IL           July 1, 1997
     Burlington Plaza, Burlington, IA                 July 1, 1997
     Holiday Plaza, Cedar Falls, IA                   July 1, 1997
     County Line Mall, Indianapolis, IN              July 31, 1997
     Parkwood Plaza, Urbandale, IA                   August 1, 1997
     Madison Plaza, Madison, WI                      August 25, 1997
     Liberty Corners, Liberty, MO                    August 29, 1997

               Dispositions                              Date
               ------------                              ----
     Nicollet Avenue, Minneapolis, MN                 March 26, 1996
     Hood Commons, Derry, NH                          March 13, 1997
     Meadows Town Mall, Rolling Meadows, IL           August 8, 1997


Property Specific Revenues And Expenses (in thousands of dollars):





                          Nine months ended                                  Properties
                              September 30,                 Acquisitions/    Held Both
                            1997       1996    Difference   Dispositions       Periods
                          ------------------   ----------   ------------     ---------
Rental income             $69,922    $54,643    $15,279       $14,517           $ 762
Operations, maintenance
  and management           10,478      9,277      1,201         1,952            (751)
Real estate taxes          13,652     12,063      1,589         2,084            (495)
Depreciation and
  amortization             12,099      9,573      2,526         2,430              96


                          Three months ended                                Properties
                              September 30,                 Acquisitions/    Held Both
                            1997       1996    Difference   Dispositions       Periods
                          ------------------   ----------   ------------     ---------
Rental income             $24,033    $21,442    $2,591        $2,294            $ 297
Operations, maintenance
  and management            3,479      3,485        (6)          384             (390)
Real estate taxes           4,025      4,375      (350)          362             (712)
Depreciation and
  amortization              4,244      3,597       647           391              256


Results attributable to acquisition and disposition activities:

Rental income increased from $54,643,000 in the first nine months of 1996 to $69,922,000 in the first nine months of 1997. Approximately $14,517,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities. Rental income increased from $21,442,000 for the three month period ended September 30, 1996, to $24,033,000 for the same period in 1997. Approximately $2,294,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities.

Operations, maintenance and management expense increased from $9,277,000 in the first nine months of 1996 to $10,478,000 in the first nine months of 1997. Operations, maintenance and management expenses incurred for properties acquired during the nine month period, net of such expenses eliminated for properties disposed, of $1,952,000 were partially offset by a decrease of $751,000 in such expenses for properties held both periods. For the three month period ended September 30, 1997, operations, maintenance and management expense decreased to $3,479,000 from $3,485,000 for the same period in 1996, despite incurring a net increase of approximately $384,000 due to acquisition and disposition activities.

Real estate taxes increased from $12,063,000 in the first nine months of 1996 to $13,652,000 in the first nine months of 1997, despite an increase of $2,084,000 for the nine month period attributable to expenses incurred for new acquisitions net of the elimination of such expenses for properties disposed, since real estate taxes for properties held both periods decreased $495,000. Real estate taxes decreased from $4,375,000 for the three month period ended September 30, 1996, to $4,025,000 for the same period in 1997, despite an increase in real estate taxes of $362,000 due to the Operating Partnership's acquisition and disposition activities. The decrease in real estate taxes for properties held both periods of $712,000 represents a 16.3% reduction from the prior year period.

Depreciation and amortization increased from $9,573,000 in the first nine months of 1996 to $12,099,000 in the first nine months of 1997. Approximately $2,430,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities. For the three month period, depreciation and amortization increased from $3,597,000 to $4,244,000, or $647,000. Approximately $391,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities, and $256,000 was attributable to increases from properties held both periods.

Results for properties fully operating throughout both periods:

The remaining increase in rental income for the nine month period ended September 30, 1997, of $762,000 represented a nominal increase of 1.4% over the first nine months of 1996, but was attained despite a reduction in property operating expenses, from which recoveries from tenants are derived, of approximately 5.8%. The positive variance was primarily due to increases in rental income at Har Mar Mall of approximately $466,000, or 10.5%, and Rivercrest Shopping Center of approximately $378,000 or 9.7%, resulting primarily from successful leasing activity, partially offset by a decrease at Westview Shopping Center of approximately $397,000, or 12.8%, where tax reimbursements were lower due to a reduction in the related real estate tax expense. Additionally, subsequent to quarter-end, Waccamaw Pottery had a successful grand opening of their 55,000 square foot space at Westview Shopping Center, which is expected to contribute to increased rental income in future quarters. The increase in rental income for properties held throughout the three months ended September 30, 1997 and 1996 of $297,000, was again a nominal 1.4%, but was attained despite a reduction in property operating expenses of approximately 14.0%. The most significant increases in rental income were achieved at Har Mar Mall due to increased leasing activity and higher percentage rents resulting from positive sales at the Center, at Burning Tree Plaza due to the expansion of Best Buy, at Crossroads Shopping Center due to the expansion of T.J. Maxx, and at Commons of Chicago Ridge due to the commencement of a 55,000 square foot JC Penney Homestore. These increases were partially offset by a reduction in rental income at Westview Shopping Center due to lower tax reimbursements due to the reduction in the related real estate tax expense. During the second quarter, the Company signed a new lease with OfficeMax for 30,000 square feet at Grandview Plaza, which is expected to commence in the fourth quarter of 1997, slightly ahead of schedule, and contribute to higher rental income. In October 1997, the Operating Partnership received notice from Montgomery Ward, which filed for Chapter 11 bankruptcy protection in July 1997, that it intends to close the store at Heritage Square on or before December 31, 1997. The tenant has paid, and is expected to continue to pay, post-petition rent and other charges through the closing date. However, rental income is expected to decrease for such space upon closing of the store. The Operating Partnership has begun efforts, and is in discussions with prospective tenants, to re-lease the 111,000 square foot space.

The remaining decrease in operations, maintenance and management expense of $751,000, or 8.1%, from the first nine months of 1996, was primarily attributable to cost savings resulting from the completion in the second quarter of 1996 of the internalization of the property management function for the properties located in the Midwest. The decrease in the three month period of $390,000, or 11.2%, was primarily due to expense savings at One North State due to lower negotiated rates on contract services, and expense savings at Village Shopping Center and Commons of Chicago Ridge, both due to parking lot repairs in the prior year period, along with decreases at various other locations.

The remaining decrease in real estate taxes of $495,000, or 4.1%, for the nine month period ended September 30, 1997, and $712,000, or 16.3%, for the three month period then ended, results from management's successful negotiation of tax reductions most significantly at Westview Shopping Center, Commons of Chicago Ridge and Rivercrest Shopping Center.

The remaining increases in depreciation and amortization of $96,000 and $256,000 for the nine and three month periods, respectively, ended September 30, 1997, compared with the same periods in 1996, were primarily a result of new construction and leasing at White Bear Hills, Har Mar Mall and Burning Tree Plaza as well as new tenancies at various other locations.

Non-Property Specific Expenses:

Mortgage and other interest expense increased to $11,593,000 for the nine months ended September 30, 1997, from $9,660,000 during the same period in 1996, and increased to $4,362,000 from $4,106,000 during the three month period ended September 30, 1997, compared with the same period in 1996. Debt assumed in the Tucker acquisition on March 15, 1996, consisting primarily of the $100 million REMIC mortgage note secured by six of the acquired Tucker properties, accounted for $1,711,000 of the increase during the nine month period, but did not contribute to an increase during the three month period because such debt was outstanding during the full quarter each year. Additionally, mortgage interest expense on the mortgage note assumed upon the acquisition of Martin's Bittersweet Plaza in January 1997 contributed to an increase of approximately $253,000 during the first nine months of 1997 compared with the first nine months of 1996, and $83,000 for the three month period ended September 30, 1997, compared with the three month period in 1996. Despite a weighted average interest rate of 7.47% for the three month period in 1997 compared with a weighted average interest rate of 7.71% for the same period in 1996, a higher average outstanding balance on the line of credit, which was used to fund substantially all of the acquisition activity during 1997, and which was paid-down in the fourth quarter of 1996 with the proceeds contributed from the Company's public offering of common stock, resulted in an increase in interest expense of $170,000 during the three month period. For the nine month period, the change in interest expense on the line of credit was minimal.

Administrative and general expense increased from $1,992,000 during the nine months ended September 30, 1996, to $3,287,000 during the nine months ended September 30, 1997, and from $813,000 for the three months ended September 30, 1996, to $1,310,000 for the three months ended September 30, 1997. Although the acquisition of Tucker created substantial operating efficiencies, following the Tucker acquisition the Operating Partnership reorganized its internal operations to function by disciplines rather than geography. The reorganization included the addition of executive management for leasing, asset management and acquisition activities. In addition, the acquisition of eighteen properties since September 30, 1996 has required an increase in personnel to manage the additional workload. As a result of the aforementioned reorganization and acquisition activity, the number of employees has increased, resulting in an increase in payroll costs. Additionally, during the third quarter of 1997, approximately $162,000 of costs relating to potential acquisitions were written-off, since such acquisitions were deemed improbable.

During the first quarter of 1996, the Operating Partnership incurred a one-time charge of $344,000 consisting of deferred financing costs related to the Operating Partnership's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Operating Partnership chose not to pursue due to the efforts required to finalize the Tucker transaction. During the third quarter of 1996, the Operating Partnership relocated its headquarters from Boston, Massachusetts to Northbrook, Illinois, resulting in a charge to earnings of approximately $409,000.


LIQUIDITY AND CAPITAL RESOURCES

General

The Operating Partnership funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Operating Partnership and the Company may each borrow under the bank line of credit and are jointly and severally liable for all obligations thereunder. The Operating Partnership funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of LP Units. The Operating Partnership may also acquire properties through capital contributions by the Company of proceeds from the issuance by the Company of additional securities. Additionally, the Operating Partnership may dispose of certain non-core properties, reinvesting the proceeds from such dispositions in properties with higher growth potential and that are more consistent with the Operating Partnership's strategic focus. In addition, the Operating Partnership may acquire partial interests in real estate assets through participation in joint venture transactions.

The Operating Partnership focuses its investment activities on community and neighborhood shopping centers primarily in the Midwestern United States anchored by regional and national grocery store chains. The Operating Partnership will continue to seek acquisition opportunities of individual properties and property portfolios including public and private real estate entities in both primary and secondary Midwest markets where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.

As of September 30, 1997, financial liquidity was provided by approximately $4,404,000 in cash and cash equivalents and by the Operating Partnership's unused balance on the line of credit of $28,200,000. In addition, the Company has an effective "universal shelf" registration statement under which the Company may issue up to $234,460,000 in equity securities, making such capital available to the Operating Partnership. During the third quarter, the Operating Partnership filed a "shelf" registration statement under which it may, when declared effective, issue up to $300,000,000 in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements give the Company and the Operating Partnership flexibility to issue additional securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

The mortgage debt outstanding at September 30, 1997, consisted of fixed-rate notes totaling $128,711,000 with a weighted average interest rate of 7.58% maturing at various dates through 2008. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $477,000 during the nine months ended September 30, 1997, with another $162,000 scheduled principal payments due for the remainder of the year. During the year ending December 31, 1998, scheduled principal payments of approximately $536,000 are due. Additionally, in September 1998, approximately $10,011,000, with an interest rate of 9.875%, is scheduled to mature. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit.

Operating Activities

Net cash flows provided by operating activities increased to $27,669,000 during the first nine months of 1997, from $21,633,000 during the same period in 1996. The increase is primarily due to the growth of the Operating Partnership's portfolio, from 17 properties at January 1, 1996, to 44 properties at September 30, 1997.

Funds from operations ("FFO") increased $10,102,000, or 48%, from $21,263,000 to $31,365,000 for the nine months ended September 30, 1997, compared with the same period in 1996, and $2,667,000, or 32%, from $8,432,000 to $11,099,000 for the three months ended September 30, 1997, compared with the same period in 1996. The Operating Partnership generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Operating Partnership, represents net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization. In computing FFO, the Operating Partnership does not add back to net income the amortization of costs incurred in connection with the Operating Partnership's financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT (and/or its operating partnership) to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a net use of cash of $65,770,000 during the first nine months of 1997, from a net use of cash of $3,540,000 during the same period of 1996.

During the first nine months of 1997, the Operating Partnership acquired fourteen shopping centers for a total purchase price of approximately $95.7 million, and sold two shopping centers for a net sales price of approximately $17.3 million. Subsequent to quarter-end, the Operating Partnership completed the acquisitions of three additional shopping centers located in Kansas and Illinois for approximately $22 million, and sold a shopping center located in Maine for a net sales price of approximately $2.4 million.

Financing Activities

Net cash flows provided by financing activities increased to $35,043,000 during the first nine months of 1997 from a net use of cash of $16,759,000 during the same period in 1996. Distributions (treated as a reduction in cash flows from financing activities in the Operating Partnership's financial statements) were $22,704,000 in the first nine months of 1997, and $16,626,000 in the first nine months of 1996.

Of the fourteen acquisitions completed during the first nine months of 1997, eleven of the shopping centers were acquired for cash provided by the Operating Partnership's unsecured bank line of credit. One shopping center was acquired with cash provided by the Operating Partnership's unsecured bank line of credit and the assumption of a $3,800,000 non-recourse mortgage note, and two shopping centers were acquired via the issuance of 759,919 LP Units to the former owners of the Centers. Financing for the three shopping centers acquired subsequent to the quarter-end included approximately $22 million drawn from the Operating Partnership's unsecured bank line of credit.

During the nine months ended September 30, 1997, the Operating Partnership completed the sales of Hood Commons and Meadows Town Mall located in New Hampshire and Illinois, respectively, for a net sales price of $17.3 million. The net proceeds were used to pay-down the Operating Partnership's unsecured bank line of credit. Subsequent to September 30, 1997, the net proceeds of approximately $2.4 million from the sale of Augusta Plaza, located in Maine, were also used to pay-down the unsecured bank line of credit.

In March 1997, the Operating Partnership amended its $150 million unsecured revolving credit facility, extending the maturity date to March 15, 1999, and reducing the interest rate to the lower of the bank's base rate or 1.50% over LIBOR from the lower of the bank's base rate or 1.75% over LIBOR. The amended line of credit agreement also provides more flexible covenants compared with the previous agreement. In August 1997, Standard & Poor's Investment Services ("Standard & Poor's"), a national credit rating agency, announced that it assigned an investment grade corporate credit rating of "BBB-" to the Operating Partnership. In November 1997, Moody's Investors Service ("Moody's") announced that it also assigned an investment grade corporate credit rating of "(P)Baa3" to the Operating Partnership's unissued shelf registration of debt securities. As a result, the interest rate on the line of credit was further reduced to the lower of the bank's base rate or 1.375% over LIBOR, in accordance with the line of credit agreement, representing a decrease in the interest margin on the line of credit by 0.375% from December 31, 1996.

Capital Strategy

At September 30, 1997, the Operating Partnership was holding for sale 585 Boylston Street, located in Boston, Massachusetts and Village Shopping Center, located in Gary, Indiana, as well as Augusta Plaza, located in Augusta, Maine, which was sold the next day, October 1, 1997. The 585 Boylston Street property is not aligned with the Operating Partnership's current market strategy. Village Shopping Center, one of the properties acquired from Tucker, is considered by management to be a property where the proceeds from a sale could be better invested in a property or properties with higher growth potential, requiring lower property management intensity and with a tenant base more consistent with the current strategy. Proceeds received from a sale of these properties would provide additional liquidity to the Operating Partnership and may be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties.

As part of the Tucker acquisition, the Operating Partnership assumed a $100,000,000 mortgage note secured by six properties. The note had been issued to an entity qualifying as a real estate mortgage investment conduit (REMIC) for federal income tax purposes. The REMIC Note has a fixed, 7.3% rate of interest, with an effective rate of 7.23%, matures in September 2000 and becomes prepayable, upon payment of a significant prepayment premium, in October 1997. As of September 30, 1997, approximately 38% of the Operating Partnership's assets were encumbered by mortgage indebtedness, of which approximately 30% were encumbered specifically by the REMIC Note. As discussed above, the investment grade ratings received from Standard & Poor's and Moody's provide the Operating Partnership with the ability to issue fixed-rate unsecured debt. Based on current market conditions, management believes that it may be advantageous to prepay the REMIC Note with either the proceeds from an issuance of investment grade unsecured debt or the standby line of credit, thereby releasing the six properties securing the REMIC Note from the lien of the REMIC Indenture, and extending the Operating Partnership's weighted average debt maturity. Management believes that, even with the prepayment penalty, refinancing the REMIC Note with debt at the lower interest rates currently available will economically benefit the Operating Partnership more than keeping the REMIC Note outstanding until its stated maturity, at which time interest rates may be substantially higher. There can be no assurance that the Operating Partnership will in fact issue investment grade debt securities.

In anticipation of issuances of investment grade unsecured debt, and because management considered interest rates to be at historically favorable levels, the Operating Partnership entered into five forward Treasury Note purchase agreements with third parties in order to partially hedge the interest rate.
On October 24, 1997, the Operating Partnership gave the REMIC Trustee notice of its intent to repay the REMIC Note on November 26, 1997. Concurrently with the delivery of such notice, the Operating Partnership entered into a standby commitment with a commercial bank for a $105 million line of credit, which the Operating Partnership may use to prepay the REMIC Note on November 26, 1997, in the event that a sale of investment grade debt securities has not been consummated by such date. In the event a debt issuance has not been consummated by the expiration date of the forward Treasury Note purchase agreements, the Operating Partnership expects to roll over such agreements under the same terms expiring on a date that would coincide with the anticipated issuance date. Following repayment of the REMIC, the Operating Partnership would have approximately $28.5 million of secured debt with approximately 93% of its property net operating income unencumbered. There can be no assurance that the Operating Partnership will prepay the REMIC Note or that, if the REMIC Note is prepaid, the effective cost of doing so will not be greater than the current interest cost of the REMIC Note.

On October 22, 1997, the Company entered into an agreement with PaineWebber Incorporated whereby PaineWebber, acting as underwriter, will purchase up to $60 million of the Company's common stock over the next six months at the then current market price less a negotiated discount. Under the terms of the agreement, the Company, at its option, would have the right to sell common shares in amounts ranging from $5 million to $20 million per transaction. The sale price (before discount) would be fixed at the New York Stock Exchange closing price of the Company's common stock on the next or second next trading day after delivery to PaineWebber of a securities purchase notice specifying the number of shares to be sold in the particular transaction. It is expected that the Company will contribute, in exchange for an equivalent number of GP Units, the net proceeds from equity raised under the agreement to be used to facilitate the Operating Partnership's acquisition program, reduce amounts outstanding under the line of credit and for general business purposes.

Management believes that the Company's recent growth and capital structure activities have positioned it and the Operating Partnership for enhanced growth through accessing the capital markets using both debt and equity securities. Management believes accessing the public markets enables the Company and the Operating Partnership to take advantage of favorable opportunities. However, while the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs and their operating partnerships or that the terms upon which the Company and the Operating Partnership may be able to raise funds will be attractive or favorable to them or to their share owners and partners.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         Not applicable

Item 2.  CHANGES IN SECURITIES; RECENT SALES OF UNREGISTERED SECURITIES
         On July 31, 1997, Bradley Operating Limited Partnership issued
         478,619 limited operating partnership units, exchangeable after January 1, 1999 for a like number of shares of Common Stock of the Company, as a part of the consideration for the acquisition of County Line Mall.
         No registration statement under the Securities Act was required because the issuance to the seller was a transaction not involving a public offering (Section 4(2)). At the date of the transaction, the value of a share of Common Stock for which each LP Unit may be exchanged was $18.866.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

Item 5.  OTHER INFORMATION
         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.            Description
         -----------            -----------
         27                     Financial Data Schedule

     (b) Reports on Form 8-K
         -------------------
         The following Form 8-K was filed with respect to events during the period July 1, 1997 through September 30, 1997:

         1) September 30, 1997 (filed October 6, 1997), reporting in Item 5.
            and Item 7., a combined financial statement, consistent with Regulation S-X, Rule 3.14, for properties accounting for over 50% of the aggregate acquisition costs of a series of properties acquired during the period January 1, 1997 through September 30, 1997, in the aggregate exceeding 10% of the total assets of the Operating Partnership and its subsidiaries consolidated at December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: November 14, 1997


                                Bradley Operating Limited Partnership
                                Registrant



                                By: /s/ Thomas P. D'Arcy
                                    ---------------------------
                                    Thomas P. D'Arcy
                                    President and CEO




                                By: /s/ Irving E. Lingo, Jr.
                                    ---------------------------
                                    Irving E. Lingo, Jr.
                                    Chief Financial Officer
                                    (Principal Accounting Officer)