Form 10-K
period 1997-12-31
BRADLEY OPERATING L P
filed 1998-03-20
CIK 1039189

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----                      ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

                         Commission File Number 0-23065

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     -------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                               04-3306041
               --------                               ----------
       (State of Organization)           (I.R.S. Employer Identification No.)

     40 Skokie Blvd., Northbrook, IL                       60062
     -------------------------------                       -----
(Address of Principal Executive Offices)                 (ZIP Code)

Registrant's telephone number, including area code (847) 272-9800
                                                   --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
    General Partner Units                         Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X , No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's parent, Bradley Real Estate, Inc., will file no later than April 30, 1998, its definitive Proxy Statement for its 1998 Annual Meeting of Stockholders and hereby incorporates by reference into Part III hereof the portions of such Proxy Statement described in Items 10, 11, 12 and 13 hereof.

                                     Part I
                                     ------

ITEM 1.  BUSINESS

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Bradley Real Estate, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The Operating Partnership is an owner of grocery-anchored, open-air neighborhood and community shopping centers in the Midwestern region of the United States and is engaged in the business of acquiring, and actively managing and leasing such properties.

General

As used herein, the term "Bradley Real Estate, Inc." refers also to its predecessor Bradley Real Estate Trust, and the term "Company" or "Bradley" as used herein refers to Bradley Real Estate, Inc. and its subsidiaries on a consolidated basis (including Bradley Operating Limited Partnership and its subsidiaries) or, where the context so requires, Bradley Real Estate, Inc. only. The term "Operating Partnership" as used herein means Bradley Operating Limited Partnership and its subsidiaries on a consolidated basis, or, where the context so requires, Bradley Operating Limited Partnership only. The Predecessor Business refers to the accounts and operations of the Company, exclusive of operating items associated with its existence as a public company.

The Company has elected to qualify as a REIT for federal income tax purposes since its organization in 1961. The Company believes it is the nation's oldest continually qualified REIT. On March 15, 1996, the Company completed the acquisition (the "Tucker Acquisition") of Tucker Properties Corporation ("Tucker"). The acquisition was consummated through the issuance by the Company of approximately 7.4 million shares of its common stock valued at $13.96 per share, and was accounted for using the purchase method of accounting. Tucker held title to all of its properties through two partnerships; eight properties through Tucker Operating Limited Partnership ("TOP"), in which Tucker had a 95.9% general partnership interest, and six properties through Tucker Financing Partnership ("TFP"), a general partnership of which TOP owned 99% and a wholly-owned Tucker corporate subsidiary owned the remaining 1%. Upon the acquisition of Tucker, the Company succeeded to Tucker's interest in TOP, TFP and the wholly-owned Tucker corporate subsidiary, and the name "Bradley" was substituted for "Tucker" in each subsidiary and partnership. In August 1997, the Company contributed its interests in the 18 properties it held directly to the Operating Partnership, two of which were sold during 1997.

The Operating Partnership therefore succeeds Bradley as the entity through which the Company will continue its ownership and operation of properties primarily located in the Midwestern region of the country.

The Company currently owns an approximate 94% economic interest in and is the sole general partner of the Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT"). The board of directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. Economic interests in the Operating Partnership are evidenced by units of partnership interest ("Units") with the interest of the general partner evidenced by general partner units ("GP Units").

The limited partners of the Operating Partnership are persons who received limited partner interests evidenced by limited partner units ("LP Units") in connection with their contributions of direct or indirect interests in certain properties to the Operating Partnership. The Operating Partnership is obligated to redeem each LP Unit (after the expiration of a specified date or period of time subsequent to their original issuance) at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common stock, par value $.01 per share, ("Common Stock") at the time of such redemption, provided that the Company, at its option, may elect to acquire any such LP Unit presented for redemption for either one share of Common Stock or cash. The Company presently anticipates that it will elect to issue Common
Stock to acquire LP Units for redemption, rather than paying cash. With each such redemption, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues Common Stock, it is anticipated that the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of GP Units to the Company. The Operating Partnership has authority to issue preferred units that may have distribution and other rights senior to the rights of holders of Units, but the Operating Partnership may issue preferred units to the Company only in exchange for the contribution by the Company to the Operating

Partnership of the net proceeds from the Company's issuance of an equivalent number of shares of preferred stock that have equivalent seniority rights over the rights of holders of shares of Common Stock of the Company.

The Operating Partnership may issue additional LP Units to purchase additional properties or to purchase land parcels for the development or properties in transactions that defer some or all of the seller's tax consequences. The Operating Partnership believes that many potential sellers of properties have a low tax basis in their properties and would be more willing to sell the properties in transactions that defer the federal income tax consequences of the sale. Offering LP Units instead of cash for properties may provide potential sellers with partial federal income tax deferral.

Although there is no separate trading market for LP Units of the Operating Partnership, the Company believes that the market value of the shares of Common Stock of the Company on the New York Stock Exchange may provide holders of LP Units, or potential holders of LP Units, with a mechanism by which to value LP Units from time to time, after giving effect to the particular tax position of each holder. The trading value of the Common Stock serves as a useful surrogate for the value of LP Units because the distributions to the holders of LP Units are made concurrently with and in the same amount per LP Unit as distributions paid by the Company to each share of Common Stock of the Company and because of the redemption rights of the holders of LP Units.

As of December 31, 1997, the Operating Partnership owned, directly or indirectly, 53 properties (52 shopping centers and one office/retail property) in 11 states, aggregating over 10.1 million square feet of gross leasable area ("GLA"). The Operating Partnership owns and operates and seeks to acquire grocery-anchored, open-air community and neighborhood shopping centers located in the Midwest, generally consisting of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin. The Operating Partnership currently owns properties in nine states in this region. Through past experience as well as current research, the Operating Partnership believes that this region is economically strong and diverse thus providing a favorable environment for the acquisition, ownership and operation of retail properties. The Operating Partnership evaluates prospective acquisitions in both metropolitan statistical areas defined by the U.S. Census Bureau and secondary markets within this region that offer opportunities for favorable investment returns and long-term cash flow growth. The Operating Partnership favors grocery-anchored centers because, based on its past experience, such properties offer strong and predictable daily consumer traffic and are less susceptible to downturns in the general economy than apparel- or leisure-anchored shopping center properties.

As part of its ongoing business, the Operating Partnership regularly evaluates, and engages in discussions with public and private entities regarding possible portfolio or asset acquisitions or business combinations. During 1997, the Operating Partnership acquired 25 shopping centers which meet its investment criteria for an aggregate acquisition price of $189.3 million, although there can be no assurance that further acquisitions will be made within its target markets or that the acquisitions that are made will be on as economically advantageous terms to the Operating Partnership as those made during 1997. In evaluating potential acquisitions, the Operating Partnership focuses principally on community and neighborhood shopping centers in its Midwest target market that are anchored by strong national, regional and independent grocery store chains. The Operating Partnership seeks to create an income stream diversity across many Midwest markets in order to insulate the Operating Partnership from economic trends affecting any particular market.

The finance, accounting, leasing, research and administrative functions for the Operating Partnership are handled by a central office staff located in the Northbrook, Illinois headquarters. The Operating Partnership maintains regional property management and leasing offices at properties located in Chicago, Minneapolis, St. Louis, Indianapolis, Kansas City, and Milwaukee, in order that as many properties as practicable have a manager located within a one to two hour drive. Acquisition personnel are located in the Northbrook and Minneapolis locations. At December 31, 1997, the Operating Partnership had 94 employees.

1997 Highlights
---------------

The Operating Partnership's mission is to provide superior returns to its partners by creating sustainable growth in cash flow through the ownership of grocery focused retail properties in the Midwest region of the United States. During 1997, the Company and the Operating Partnership continued to focus on three main strategic objectives: positioning the Company's and the Operating Partnership's capital structure for future growth while simplifying their combined organizational structure, managing existing properties to compete in a challenging retail environment, and continuing to grow through opportunistic acquisitions.

Organizational Structure:

 .    In August 1997, the Company completed the contribution of its interest in the properties previously owned directly by it to the Operating Partnership so that the Company now holds all of its properties through the Operating Partnership. This structure, commonly referred to as an umbrella partnership REIT, or "UPREIT", is a more conventional structure for an operating company holding real estate assets through a partnership, and provides additional flexibility to the Company's, and thus the Operating Partnership's, capital structure.

Capital Market Activity:

The Company established specific goals for 1997 in the repositioning of its capital structure. The focus of these efforts was to transform the Company from a secured borrower to an unsecured borrower thereby increasing the Company's financial flexibility, increasing capital raising alternatives and lowering the Company's overall blended cost of capital. The Company believes it was largely successful in pursuit of these goals through the following capital market activities:

Debt activity

 .    In August and November 1997, respectively, the Operating Partnership obtained investment grade credit ratings from Standard & Poor's Investment Services ("Standard & Poor's") of "BBB-" and from Moody's Investors Service ("Moody's") of "Baa3".

 .    In September 1997, the Operating Partnership filed a "shelf" registration statement which was declared effective in November 1997, under which the Operating Partnership may issue up to $300 million in unsecured non-convertible investment grade debt securities, giving the Operating Partnership the flexibility to issue such debt securities from time to time when the Operating Partnership determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

 .    In November 1997, the Operating Partnership completed an offering of $100 million of 7%, seven-year unsecured Notes sold at 99.780% of par, maturing in November 2004. The effective interest rate is 7.194%.

 .    Funds raised in the November debt offering were used to substantially prepay a $100 million mortgage note that was assumed in connection with the Tucker Acquisition. The mortgage note, originally scheduled to mature in September 2000, was issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). Prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of six properties, including One North State, having a combined gross book value of $181.2 million, substantially increasing the base of the Operating Partnership's unencumbered assets to 88.6% at December 31, 1997.

 .    In March 1997, the Company and the Operating Partnership amended their $150 million unsecured revolving line of credit, extending the maturity date to March 1999 and reducing the interest rate to the lower of the lead bank's base rate or 1.50% over the London InterBank Offer Rate ("LIBOR") from the lower of the bank's base rate or 1.75% over LIBOR. In December 1997, the Operating Partnership entered into a new line of credit facility, increasing the aggregate amount available from $150 million to $200 million, extending the maturity date to December 2000, and lowering the interest rate to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $100 million, a competitive bid rate solicited from the syndicate of banks. Based on the current credit ratings assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%.

Equity activity

Under the Partnership Agreement, whenever the Company issues any shares of its Common Stock, it contributes the proceeds to the Operating Partnership, and concurrently the number of GP Units held by the Company is increased by the number of newly issued shares, such that the number of GP Units is at all times equal to the number of outstanding shares of Bradley Common Stock.

 .    In May 1997, the Company filed a "shelf" registration statement, which was declared effective in June 1997, under which the Company may issue up to $234.5 million in equity securities from time to time.

 .    In October 1997, the Company entered into a Forward Equity Agreement with
     PaineWebber Incorporated, pursuant to which the Company has the right, until April 1998, to sell shares of its Common Stock with an aggregate value up to $60 million to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction. The Agreement provides the Operating Partnership with the ability to match-fund pending and future acquisitions.

 .    In December 1997, the Company contributed to the Operating Partnership
     $19.2 million of net proceeds from a public offering of 990,000 shares of its Common Stock utilizing the Forward Equity Agreement.

 .    In December 1997, the Company contributed to the Operating Partnership $5.7 million of net proceeds from a public offering of 300,000 shares of its Common Stock through another underwriter, C.E. Unterberg, Towbin.

Positioned for future growth

 .    At December 31, 1997, the Company had $209 million available under the equity "shelf" registration, and the Operating Partnership had $200 million available under the debt "shelf" registration.

 .    The Operating Partnership's ratio of debt to total market capitalization
     (with total market capitalization defined as the sum of (i) the product of the closing price on the NYSE for a share of the Company's Common Stock multiplied by the total number of GP Units and LP Units outstanding plus
     (ii) the principal amount of outstanding debt) stood at 37.0% at December 31, 1997, and its debt service coverage ratio was 3.5x.

 .    The Operating Partnership's total market capitalization stood at $817.7 million at December 31, 1997.

 .    Subsequent to year-end, the Operating Partnership paid down the line of credit with proceeds from the January 1998 issuance of $100 million of 7.2% unsecured Notes, maturing in 2008, and with the contribution from the Company in February 1998 of the proceeds from the issuance of 392,638 shares of Common Stock to a unit investment trust, increasing the available borrowing capacity on the line of credit to approximately $155 million.

Management and Leasing Activity:

The Operating Partnership's management and leasing activities focus on maximizing the current cash flow of its properties while enhancing long-term value. The Operating Partnership's efforts during 1997 were focused on the reletting of several major tenant vacancies while continuing to improve its overall occupancies, seeking new tenants and renewing current tenants at favorable rates.

 .    Despite a competitive retail climate, the properties at December 31, 1997 were at a 94% occupancy rate.

 .    During 1997, the Operating Partnership signed new leases totaling 559,000 square feet at an average rent for comparable space of $9.89 per square foot, representing an increase of 12.8% over the prior average rental rate.

 .    During 1997, the Operating Partnership renewed 88 leases totaling 334,000 square feet at an average rate of $10.85 per square foot, representing an increase per square foot of 10.2% over the prior average rental rate.

 .    Significant leases completed during 1997 included a 60,000 square-foot lease with Waccamaw Pottery at Westview Center, a 55,000 square-foot lease with JC Penney at Commons of Chicago Ridge, and a 30,000 square-foot lease with OfficeMax at Grandview Plaza, all of which commenced during the year; leases signed in 1997 that commence in 1998 include a 73,000 square-foot lease with Regal Cinemas at Rollins Crossing, and a 71,000 square-foot lease with Jewel/Osco at Commons of Crystal Lake.

 .    Leasing challenges for 1998 include the 111,000 square-foot space leased to
     Montgomery Ward & Co., Incorporated, which filed for reorganization under Chapter 11 of the United States Bankruptcy Code in July 1997, announcing its intention to close its store at Heritage Square. Additionally, in January 1998, HomePlace filed for reorganization under Chapter 11 of the Bankruptcy Code, although the tenant has not rejected its lease for 54,000 square feet at Har Mar Mall, or notified the Operating Partnership of its intent to close the store. Additional challenges for 1998 include leasing several spaces that are expected to vacate as a result of the consolidation of T.J. Maxx and Marshalls, and continuing to lease small shop space on favorable terms in a difficult retail climate.

Acquisitions:

The goals for 1997 acquisition activity were to complete $150 million of new investments meeting the Operating Partnership's investment criteria, furthering the Operating Partnership's franchise in grocery-anchored retail centers located within its Midwest markets. The Operating Partnership's investment criteria include demographic trends, anchor strength, stability among non-anchor tenants, and minimum acceptable yields which management believes can be increased through the Operating Partnership's operating and leasing experience and in certain instances through strategic capital improvements, all aimed at contributing to the total return earned by the share owners.

 .    During 1997, the Operating Partnership closed the acquisition of 25 shopping centers for a total of 3.1 million square feet at an aggregate cost of $189.3 million.

 .    Such acquisitions included seven shopping centers in Iowa, five in
     Illinois, four in Minnesota, three in Wisconsin, two in Indiana, two in Kansas, one in Missouri, and one in South Dakota.

 .    Four of the shopping centers were acquired for $45.3 million, which included the issuance of 1,212,630 LP Units of the Operating Partnership (exchangeable for a like number of shares of Common Stock of the Company) valued at $23.4 million.

 .    The acquisition of four shopping centers included the assumption of $26.7 million of non-recourse mortgage indebtedness.

 .    The acquisitions were completed through eighteen transactions, including three separate portfolio acquisitions of five, three, and two properties respectively.

 .    Acquisition challenges for 1998 are expected to be increasing the acquisition pace of 1997 on favorable terms in light of decreasing entry yields and increased competition for product.

 .    In February 1998, the Operating Partnership completed the acquisition of an additional shopping center located in Indiana aggregating approximately 105,000 square feet for an aggregate cost of approximately $3.7 million.

Dispositions:

One of the Operating Partnership's main goals for 1997 was to dispose of certain properties not in keeping with the Operating Partnership's current strategic market strategy. The challenge was to dispose such properties on economically favorable terms such that the proceeds could be redeployed into shopping centers with higher growth potential, requiring lower property management intensity or with a tenant base more consistent with the current strategy.

 .    During 1997, the Operating Partnership completed the sales of three properties located in New England, having an aggregate cost of $17.5 million and consisting of 390,000 square feet, for an aggregate net sales price of $19.4 million. These properties were held for sale at December 31, 1996.

 .    During 1997, the Operating Partnership completed the sale of Meadows Town
     Mall for a net sales price of $5.9 million. The property, having a cost basis of $7.2 million, was acquired in the Tucker Acquisition and was considered by management to be a non-core property.

 .    In January 1998, the Operating Partnership listed for sale its One North
     State property, located on State Street in the "Loop" district of downtown Chicago. The 640,000 square-foot, mixed-use building does not fit with the Operating Partnership's grocery-anchored community shopping center focus and the Operating Partnership believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. This property was classified as held for sale on the Operating Partnership's December 31, 1997 consolidated balance sheet.

The Operating Partnership's Properties
--------------------------------------

The following table and notes describe the Operating Partnership's interest in properties and rental information for leases in effect as of December 31, 1997:

                                        PERCENT
                                       LEASED AT                                                                        BASE
                            RENTABLE  DECEMBER 31                ANNUALIZED                                             LEASE
                    YEAR     SQUARE   -----------   ANNUALIZED  BASE RENT PER                               SQUARE   EXPIRATION
SHOPPING CENTERS  ACQUIRED    FEET    1997   1996    BASE RENT    LEASED SF         MAJOR TENANTS (1)        FEET       DATE
---------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
--------
Commons of
 Chicago Ridge        1996   309,000    89%    77%   $2,629,000        $ 9.56     JC Penney Home Store*     55,000      2007
 and Annex                                                                        T.J.Maxx*                 25,082      1998
Chicago Ridge, IL                                                                 Marshalls*                27,000      1999
                                                                                  Office Depot*             27,680      2002
                                                                                  Cineplex Odeon*           25,000      2008
                                                                                  Michaels Stores*          17,550      1999
                                                                                  Pep Boys*                 22,354      2015
                                                                                  For Eyes Optical           2,188      2000
                                                                                  Dollar Bills               5,396      1999
                                                                                  Factory Card Outlet       11,085      2000
--------------------------------------------------------------------------------------------------------------------------------
Commons of            1996   273,000    69%    75%    2,178,000         11.61     Jewel/Osco*               59,804      2007
 Crystal Lake                                                                     Venture Stores
Crystal Lake, IL                                                                   (not owned)(2)*          81,338      2006
                                                                                  Jewelry 3                  4,200      2005
                                                                                  Old Country Buffet         9,750      2008
                                                                                  Ulta 3                    10,446      2000
--------------------------------------------------------------------------------------------------------------------------------
Crossroads            1992   242,000    98%    93%    1,442,000          6.01     Kmart (ground lease)*     96,268      2001
 Center                                                                           T.J.Maxx*                 33,200      2006
Fairview                                                                          Sally Beauty               2,000      1999
 Heights, IL                                                                      Old Country Buffet         9,550      2003
                                                                                  Dress Barn                12,642      2002
--------------------------------------------------------------------------------------------------------------------------------
Fairhills             1997   106,000    90%    N/A      605,000         6.33      Jewel/Osco*               49,330      1998
 Shopping                                                                         Baskin Robbins             1,170      1999
 Center
Springfield, IL
--------------------------------------------------------------------------------------------------------------------------------
Heritage              1996   212,000   100%   100%    2,627,000        12.38      Montgomery Ward(3)*      111,016      2013
 Square                                                                           Circuit City*             28,351      2009
Naperville, IL                                                                    Stroud's*                 26,703      2003
                                                                                  Walter E.Smithe            5,000      2002
                                                                                  Coconuts                   6,000      2003
                                                                                  Super Crown Books         10,497      2002
--------------------------------------------------------------------------------------------------------------------------------
High Point            1996   240,000    99%   100%    2,156,000         9.05      Cub Foods*                62,000      2008
 Centre                                                                           T.J.Maxx*                 25,200      1998
Lombard, IL                                                                       Office Depot*             36,416      2003
                                                                                  MacFrugal's*              17,040      2006
                                                                                  Payless Shoesource         3,000      1998
                                                                                  Hollywood Video            8,100      2006
                                                                                  David's Bridal            13,205      2005
--------------------------------------------------------------------------------------------------------------------------------
Parkway               1997    39,000   100%    N/A      463,000        12.00      Shoe Carnival*            10,186      2004
 Pointe                                                                           Dress Barn*                8,200      2002
Springfield, IL                                                                   Payless Shoesource         2,560      2004
                                                                                  Bethel Bookstore           5,073      1999
--------------------------------------------------------------------------------------------------------------------------------

                                                PERCENT
                                               LEASED AT                                                                  BASE
                                    RENTABLE  DECEMBER 31                     ANNUALIZED                                  LEASE
                          YEAR       SQUARE   -----------      ANNUALIZED    BASE RENT PER                     SQUARE  EXPIRATION
SHOPPING CENTERS        ACQUIRED      FEET    1997   1996      BASE RENT       LEASED SF    MAJOR TENANTS(1)    FEET      DATE
---------------------------------------------------------------------------------------------------------------------------------
Rivercrest Center       1994       470,000    100%   100%      $3,674,000       $7.82   Omni Foods*              87,937    2011
Crestwood, IL                                                                           Venture Stores*          79,903    2011
                                                                                        Sears Roebuck and Co.*   55,000    2001
                                                                                        T.J.Maxx*                34,425    2004
                                                                                        PETsMART*                31,639    2010
                                                                                        Best Buy*                25,000    2008
                                                                                        OfficeMax*               24,000    2007
                                                                                        Hollywood Park*          15,000    2000
                                                                                        Lone Star Steakhouse     12,315    2001
                                                                                        Famous Footwear           6,000    2001
                                                                                        Funcoland                 1,925    1998
---------------------------------------------------------------------------------------------------------------------------------
Rollins Crossing (4)    1996        66,000     82%    93%         490,000        9.08   Sears Hardware*          21,083    2005
Round Lake Beach, IL                                                                    Super Kmart
                                                                                         (not owned)*           190,000    2033
                                                                                        MC Sports                13,800    2005
                                                                                        Super Trak               10,000    2005
                                                                                        Pet Care Superstore       6,600    2000
---------------------------------------------------------------------------------------------------------------------------------
Sangamon Center North   1997       140,000     97%    N/A         992,000        7.30   Schnucks*                63,257    2016
Springfield, IL                                                                         U.S. Post Office*        16,000    2005
                                                                                        Revco                    12,468    2000
                                                                                        The Book Emporium         5,522    2001
                                                                                        Subway                    1,400    1999
---------------------------------------------------------------------------------------------------------------------------------
Sheridan Village        1996       296,000    100%    98%       2,197,000        7.41   Bergner's Dept. Store*  162,852    2006
Peoria, IL                                                                              Cohen's Furniture*       16,600    2009
                                                                                        Fashion Bug              11,020    2002
                                                                                        First Of America          5,697    2001
                                                                                        Radio Shack               3,510    2001
---------------------------------------------------------------------------------------------------------------------------------
Sterling Bazaar         1997        82,000     94%    N/A         716,000        9.29   Kroger*                  52,337    2011
Peoria, IL                                                                              Garner's Pizza & Wings    2,100    1999
---------------------------------------------------------------------------------------------------------------------------------
Wardcliffe Center       1997        67,000     92%    N/A         317,000        5.11   Big Lots*                26,741    2001
Peoria, IL                                                                              CVS Pharmacy*            16,160    1998
                                                                                        Golf Discount             5,175    1998
                                                                                        Little Caesar's           2,617    1998
---------------------------------------------------------------------------------------------------------------------------------
Westview Center         1993       323,000     93%    72%       2,454,000        8.17   Cub Foods*               67,163    2009
Hanover Park, IL                                                                        Waccamaw*                60,000    2017
                                                                                        Marshalls*               34,302    2004
                                                                                        Giant Auto               12,000    1999
                                                                                        Bakers Square             5,510    2005
                                                                                        H&R Block                 1,200    1998
---------------------------------------------------------------------------------------------------------------------------------
INDIANA
-------
County Line Mall        1997       261,000     95%    N/A       1,627,000        6.56   TARGET*                  99,321    2002
Indianapolis, IN                                                                        Kroger*                  52,337    2011
                                                                                        OfficeMax/FurnitureMax*  32,208    2004
                                                                                        Jo-Ann Fabrics           13,506    2001
                                                                                        The Book Rack             1,495    1998
---------------------------------------------------------------------------------------------------------------------------------
Martin's Bittersweet
 Plaza                  1997        78,000     98%    N/A         553,000        7.24   Martin's Supermarket*    45,079    2012
Mishawaka, IN                                                                           Osco Drug*               16,000    2012
                                                                                        Mail Boxes, Etc.          1,022    1999
---------------------------------------------------------------------------------------------------------------------------------



                                                PERCENT
                                               LEASED AT                                                                  BASE
                                    RENTABLE  DECEMBER 31                     ANNUALIZED                                  LEASE
                          YEAR       SQUARE   -----------      ANNUALIZED    BASE RENT PER                     SQUARE  EXPIRATION
SHOPPING CENTERS        ACQUIRED      FEET    1997   1996      BASE RENT       LEASED SF    MAJOR TENANTS(1)    FEET      DATE
---------------------------------------------------------------------------------------------------------------------------------
Speedway SuperCenter    1996       541,000     97%     98%     $3,871,000       $7.40   Kohl's*                 90,027    2004
 And Outlots                                                                            Kroger*                 59,515    2013
Speedway, IN                                                                            Sears Roebuck and Co.*  30,825    2004
                                                                                        Old Navy*               15,000    2005
                                                                                        Kittles*                25,320    2000
                                                                                        Factory Card Outlet*    16,675    2003
                                                                                        Lindo Super Spa*        16,859    2000
                                                                                        CVS Pharmacy            10,700    2006
                                                                                        Applebees                5,400    2010
                                                                                        Indy PC                  1,445    1999
---------------------------------------------------------------------------------------------------------------------------------
The Village             1996       361,000     85%     92%      1,651,000        5.39   JC Penney*              60,600    1999
Gary, IN                                                                                Goldblatt's*            55,000    2000
                                                                                        Post-Tribune
                                                                                         Publishing*            19,246    1999
                                                                                        Indiana Employment*     18,050    2000
                                                                                        Aldi's                  13,099    2001
                                                                                        Fagen Pharmacy           5,760    1998
                                                                                        Kids Foot Locker         3,750    2005
---------------------------------------------------------------------------------------------------------------------------------
Washington Lawndale
 Commons                1996       333,000     99%     87%      1,672,000        5.08   Target*                 83,110    2005
Evansville, IN                                                                          Stein Mart, Inc.*       40,500    2006
                                                                                        Sears Homelife*         34,527    2003
                                                                                        Dunham's Athleisure
                                                                                         Co.*                   20,285    2002
                                                                                        Jo-Ann Fabrics*         15,262    2003
                                                                                        Books-A-Million*        20,515    2002
                                                                                        CVS Pharmacy            10,500    2008
                                                                                        U.S. Postal Service      9,400    2000
                                                                                        Kay-Bee Toys             4,744    2001
---------------------------------------------------------------------------------------------------------------------------------
IOWA
----
Burlington Plaza West   1997        88,000    100%     N/A        621,000        7.05   Festival Foods*         52,468    2009
Burlington, IA                                                                          Circus Video             8,000    1999
                                                                                        The Book Emporium        4,000    2002
---------------------------------------------------------------------------------------------------------------------------------
Davenport Retail        1997        63,000    100%     N/A        604,000        9.66   Staples*                24,153    2011
Davenport, IA                                                                           PETsMART*               26,280    2011
                                                                                        Factory Card Outlet     12,155    2006
---------------------------------------------------------------------------------------------------------------------------------
Holiday Plaza           1997        46,000     87%     N/A        282,000        6.98   West Music*              8,450    2002
Cedar Falls, IA                                                                         Tan Down Under*          6,000    2001
                                                                                        Little Caesar's          1,480    1999
---------------------------------------------------------------------------------------------------------------------------------
Parkwood Plaza          1997       125,000     92%     N/A        895,000        7.84   FoodSaver*              63,075    2008
Urbandale, IA                                                                           Hollywood Video          6,000    2007
                                                                                        We Care Hair             1,350    2002
---------------------------------------------------------------------------------------------------------------------------------
Southgate Shopping
 Center                 1997       163,000     90%     N/A        452,000        3.09   Hy-Vee Supermarket*     78,388    2014
Des Moines, IA                                                                          Big Lots*               23,677    2001
                                                                                        Walgreens*              22,000    2012
                                                                                        Community State Bank    10,000    2002
                                                                                        Arona Corporation        8,500    2002
                                                                                        Clariborne Brothers      2,609    2007
---------------------------------------------------------------------------------------------------------------------------------

                                                                 9

                                                PERCENT
                                               LEASED AT                                                                  BASE
                                    RENTABLE  DECEMBER 31                     ANNUALIZED                                  LEASE
                          YEAR       SQUARE   -----------      ANNUALIZED    BASE RENT PER                     SQUARE  EXPIRATION
SHOPPING CENTERS        ACQUIRED      FEET    1997   1996      BASE RENT       LEASED SF    MAJOR TENANTS(1)    FEET      DATE
---------------------------------------------------------------------------------------------------------------------------------
Spring Village          1997       91,000     100%   N/A       $  567,000       $ 6.22  Eagle Foods*            45,763    2005
Davenport, IA                                                                           Walgreens               10,800    2000
                                                                                        Movie Gallery            5,400    2000
                                                                                        Cost Cutters             1,200    2000
---------------------------------------------------------------------------------------------------------------------------------
Warren Plaza            1997       90,000     100%   N/A          665,000         7.38  Hy-Vee Supermarket*     51,492    2013
Dubuque, IA                                                                             Renier Company           7,200    2001
                                                                                        Perkins Restaurant       5,000    2000
                                                                                        Subway                   1,300    2002
---------------------------------------------------------------------------------------------------------------------------------
KANSAS
------
Mid State Plaza         1997      287,000      85%   N/A          798,000         3.26  Sutherlands*            80,155    2002
Salina, KS                                                                              Food 4 Less*            32,579    2004
                                                                                        Dollar General          10,700    2002
                                                                                        Mid States Cinema        7,449    2002
                                                                                        Cellular One             1,000    1998
---------------------------------------------------------------------------------------------------------------------------------
Santa Fe Square         1996      134,000     100%   95%        1,096,000         8.20  Hy-Vee Supermarket*     55,820    2007
Olathe, KS                                                                              Fashion Bug             11,500    2004
                                                                                        Paper Warehouse          9,490    2005
                                                                                        Papa John's Pizza        1,250    2002
---------------------------------------------------------------------------------------------------------------------------------
Westchester Square      1997      165,000      94%   N/A        1,277,000         8.27  HY-Vee Supermarket*     63,000    2006
Lenexa, Ks                                                                              Treasury Drug            8,468    2001
                                                                                        Pizza Hut                2,775    2002
---------------------------------------------------------------------------------------------------------------------------------
KENTUCKY
--------
Stony Brook             1996      136,000      97%   94%        1,371,000        10.33  Kroger*                 79,625    2021
Louisville, KY                                                                          Gatti's Pizza           10,258    2000
                                                                                        Shogun Japanese          6,170    2000
                                                                                        Fantastic Sams           1,260    1999
---------------------------------------------------------------------------------------------------------------------------------
MINNESOTA
---------
Brookdale Square        1996      185,000      86%   84%        1,199,000         7.48  Circuit City*           36,391    2014
Brooklyn, MN                                                                            Office Depot*           30,395    2004
                                                                                        Drug Emporium*          25,782    2000
                                                                                        United Artists*         24,534    2002
                                                                                        Blockbuster Video        6,008    2004
                                                                                        Usa Karate               2,317    1998
---------------------------------------------------------------------------------------------------------------------------------
Burning Tree Plaza      1993      139,000      93%  100%        1,177,000         9.12  T.J.Maxx*               30,000    2004
Duluth, MN                                                                              Best Buy*               28,000    2013
                                                                                        Piece Goods Shops*      17,682    1999
                                                                                        Only Deals              10,000    2002
                                                                                        Memorial Blood           5,400    2002
                                                                                        Disc Go Round            1,200    2000
---------------------------------------------------------------------------------------------------------------------------------
Central Valu            1997      123,000      93%   N/A          900,000         7.83  Rainbow Foods*          66,314    1999
Columbia Heights, MN                                                                    Slumberland Clearance*  24,632    1999
                                                                                        Walgreens               12,000    2000
                                                                                        Top Valu Liquor         11,838    1999
---------------------------------------------------------------------------------------------------------------------------------
Elk Park                1997      155,000      98%   N/A        1,320,000         8.65  Cub Foods*              60,066    2016
Elk River, MN                                                                           Fashion Bug             12,053    2006
                                                                                        Only Deals               6,020    2003
                                                                                        Vision World             1,406    2000
---------------------------------------------------------------------------------------------------------------------------------

                                                                10

                                            PERCENT
                                           LEASED AT                                                                BASE
                              RENTABLE    DECEMBER 31                ANNUALIZED                                     LEASE
                      YEAR     SQUARE     -----------  ANNUALIZED   BASE RENT PER                        SQUARE   EXPIRATION
SHOPPING CENTERS    ACQUIRED   FEET       1997   1996  BASE RENT      LEASED SF   MAJOR TENANTS (1)       FEET      DATE
----------------------------------------------------------------------------------------------------------------------------
Har Mar Mall         1992    430,000      92%      89% $3,807,000      $ 9.63     Homeplace (5)*            54,489    2011
Roseville, MN                                                                     Barnes & Noble*           44,856    2010
                                                                                  Marshalls*                34,858    2003
                                                                                  T.J.Maxx*                 25,025    1998
                                                                                  General Cinema*           22,252    2001
                                                                                  General Cinema*           19,950    2000
                                                                                  Michaels Stores*          17,907    2003
                                                                                  Petters Warehouse*        17,386    2006
                                                                                  The Ground Round           5,796    2002
                                                                                  Binding Memories           1,970    2002
----------------------------------------------------------------------------------------------------------------------------
Hub West
Shopping Center      1991     78,000     100%     100%    847,000       10.82     Rainbow Foods*           50,817     2012
Richfield, MN                                                                     Bally Total Fitness*     26,185     2001
                                                                                  Great Clips               1,300     1999
----------------------------------------------------------------------------------------------------------------------------
Richfield Hub
Shopping Center      1988    138,000      99%      96%  1,274,000        9.31     Marshalls*               26,785     2003
Richfield, MN                                                                     Michaels Stores*         24,235     1999
                                                                                  Walgreens                12,000     2000
                                                                                  Famous Footwear           6,000     1998
                                                                                  Burger King               4,401     2016
----------------------------------------------------------------------------------------------------------------------------
Roseville Center     1997     74,000      93%      N/A    628,000        9.05     Minnesota Fabrics*       12,000     2004
Roseville, MN                                                                     Snyder Drugs*             8,250     1998
                                                                                  Blockbuster Video         8,162     2003
                                                                                  Big Wheel Auto            5,800     2003
                                                                                  Snuffy's Malt Shoppe      2,750     2001
----------------------------------------------------------------------------------------------------------------------------
Sun Ray
Shopping Center      1961    258,000      83%      81%  1,654,000        7.72     JC Penney*               40,451     1999
St. Paul, MN                                                                      Marshalls*               26,256     1998
                                                                                  T.J.Maxx*                23,955     2007
                                                                                  Petters Warehouse*       20,000     2007
                                                                                  Michaels Stores*         18,127     2004
                                                                                  Snyder Drugs             13,800     2002
                                                                                  Petland                   5,141     2000
                                                                                  Bruegger's Bagels         2,400     2006
----------------------------------------------------------------------------------------------------------------------------
Terrace Mall         1993    137,000      94%      94%    914,000        7.09     Rainbow Foods*           59,232     2013
Robbinsdale, MN                                                                   North Memorial*          32,000     1999
                                                                                  Blockbuster Video         7,826     1999
                                                                                  Mail Boxes, Etc.          1,358     1999
----------------------------------------------------------------------------------------------------------------------------
Westview Valu        1997    163,000      93%      N/A    901,000        5.90     Cub Foods*               92,646     1999
West St. Paul, MN                                                                 Burlington Coat Factory* 41,248     2004
                                                                                  Mill End Textiles         7,826     2000
                                                                                  David V. Sass, D.D.S.     1,900     2005
----------------------------------------------------------------------------------------------------------------------------
Westwind Plaza       1994     88,000      90%      91%    873,000       11.04     Northern Hydraulics*     18,165     2002
Minnetonka, MN                                                                    Walgreens                11,009     1999
                                                                                  Big Wheel Auto            6,200     2000
                                                                                  Caribou Coffee            2,880     2007
----------------------------------------------------------------------------------------------------------------------------
White Bear Hills     1993     73,000     100%     100%    593,000        8.12     Festival Foods*          45,679     2011
White Bear Lake, MN                                                               Walgreens                11,890     2010
                                                                                  Video Update              6,000     2006
                                                                                  Cost Cutters              1,200     2002
----------------------------------------------------------------------------------------------------------------------------


                                             PERCENT
                                            LEASED AT                                                                    BASE
                               RENTABLE    DECEMBER 31                    ANNUALIZED                                     LEASE
                     YEAR       SQUARE     -----------       ANNUALIZED  BASE RENT PER                       SQUARE   EXPIRATION
SHOPPING CENTERS   ACQUIRED      FEET     1997     1996       BASE RENT    LEASED SF    MAJOR TENANTS(1)      FEET       DATE
--------------------------------------------------------------------------------------------------------------------------------
MISSOURI
--------
Grandview Plaza       1971     316,000     88%      78%      $2,186,000    $ 7.89     Home Quarters*         84,611      2013
Florissant, MO                                                                        Schnucks*              68,025      2011
                                                                                      OfficeMax*             30,183      2012
                                                                                      Walgreens*             15,984      2008
                                                                                      Thoughtful Cards        6,121      2000
                                                                                      Custom Cellular         2,400      2004
--------------------------------------------------------------------------------------------------------------------------------
Liberty Corners       1997     121,000    100%      N/A         833,000      6.86     Price Chopper*         56,000      2007
Liberty, MO                                                                           Fashion Bug            10,770      2000
                                                                                      Bette's Hallmark        8,450      1999
                                                                                      Famous Footwear         4,500      1998
--------------------------------------------------------------------------------------------------------------------------------
NEW MEXICO
----------
St. Francis Plaza     1995      36,000    100%     100%         357,000      9.97     Walgreens*             14,950      2013
Santa Fe, NM                                                                          Wild Oats*             14,850      2006
--------------------------------------------------------------------------------------------------------------------------------
SOUTH DAKOTA
------------
Baken Park            1997     184,000     94%      N/A         999,000      5.75     Nash Finch*            44,337      2017
Rapid City, SD                                                                        Ben Franklin*          27,155      2003
                                                                                      Boyd's Drugs*          19,200      2004
                                                                                      Hardware Hank          11,000      1999
                                                                                      Crown Gallery           6,147      2000
                                                                                      Baken Park Barber Shop    700      2002
--------------------------------------------------------------------------------------------------------------------------------
TENNESSEE
---------
Williamson Square     1996     335,000     90%      93%       2,218,000      7.38     Wal-Mart*             117,493      2008
Franklin, TN                                                                          Kroger*                63,986      2008
                                                                                      Carmike Cinemas*       29,000      2008
                                                                                      YMCA                   14,450      2002
                                                                                      Comfort Source          7,743      2003
                                                                                      Pearle Vision Center    3,180      2000
--------------------------------------------------------------------------------------------------------------------------------
WISCONSIN
---------
Madison Plaza         1997     128,000    100%      N/A         971,000      7.62     Supersaver*            73,309      2008
Madison, WI                                                                           Walgreens              13,500      2005
                                                                                      Planet Video            6,000      2004
                                                                                      Subway                  1,200      1999
--------------------------------------------------------------------------------------------------------------------------------
Mequon Pavilions      1996     212,000     99%      99%       2,269,000     10.86     Kohl's Food Emporium*  45,697      2010
Mequon, WI                                                                            Furniture Clearance*   19,900      1999
                                                                                      Bedtime                11,512      2001
                                                                                      Mequon Pharmacy         6,500      1998
                                                                                      The Men's Wearhouse     4,738      2000
--------------------------------------------------------------------------------------------------------------------------------
Park Plaza            1997     108,000    100%      N/A         600,000      5.55     Sentry Foods*          45,000      2006
Manitowoc, WI                                                                         Big Lots*              29,063      1998
                                                                                      Associated Bank         7,837      2003
                                                                                      Rent A Center           3,093      1998
--------------------------------------------------------------------------------------------------------------------------------


                                             PERCENT
                                            LEASED AT                                                                    BASE
                               RENTABLE    DECEMBER 31                    ANNUALIZED                                     LEASE
                     YEAR       SQUARE     -----------       ANNUALIZED  BASE RENT PER                       SQUARE   EXPIRATION
SHOPPING CENTERS   ACQUIRED      FEET     1997     1996       BASE RENT    LEASED SF    MAJOR TENANTS(1)      FEET       DATE
--------------------------------------------------------------------------------------------------------------------------------
Spring Mall           1997     180,000    100%      N/A      $1,125,000    $ 6.24     Pick N Save*           77,150      2013
Greenfield, WI                                                                        T.J.Maxx*              32,658      2003
                                                                                      Walgreens*             17,600      2007
                                                                                      Spring Mall Theater*   16,000      2004
                                                                                      Fashion Bug*           16,000      2004
                                                                                      Sally Beauty            2,146      1998
--------------------------------------------------------------------------------------------------------------------------------
RETAIL/OFFICE BUILDING
----------------------
One North State       1996     640,000     98%      98%       9,955,000     15.89     First Chicago*        296,782      2003
Chicago, IL                                                                           Arthur Andersen (6)*  126,533      1998
                                                                                      T.J.Maxx*              77,675      2001
                                                                                      Filene's Basement*     50,000      2002
                                                                                      Int'l Academy
                                                                                        Of Design*           44,000      2003
                                                                                      Bruegger's Bagels       2,845      2002
--------------------------------------------------------------------------------------------------------------------------------


(1) Major tenants (indicated with an asterisk) are defined as tenants leasing 15,000 square feet or more of the rentable square footage with the exception of Parkway Pointe, Holiday Plaza, Roseville Center and St. Francis Plaza. In some cases, the named tenant occupies the premises as a sublessee. The Operating Partnership views "anchor" tenants as a subset of the major tenants at each property, generally consisting of those tenants which also represent more than 15% of the property's rentable square footage.

(2) The amount of rentable square feet at Commons of Crystal Lake does not include approximately 81,000 square feet which is owned by Metropolitan Life and leased to Venture Stores.

(3) Montgomery Ward, which has sought protection under Chapter 11 of the U.S. Bankruptcy Code, notified the Operating Partnership that it intended to close this store on or about December 31, 1997. However, this tenant has not yet rejected its lease.

(4) The amount of rentable square feet at Rollins Crossing does not include approximately 190,000 square feet which is owned by Kmart Corporation.

(5)  HomePlace has sought protection under Chapter 11 of the U.S. Bankruptcy
     Code.

(6) Upon payment of a $1.8 million cancellation fee to the Operating Partnership, this tenant exercised its option on April 1, 1996, to terminate its lease, effective as of April 1, 1998. Although the tenant briefly vacated in 1996, the tenant elected to re-occupy the space during 1997. Subsequent to year-end, Arthur Andersen assigned the lease to Andersen Consulting, which extended the lease for a two-year period commencing April 1, 1998.

Tenant Mix and Leases
---------------------

As evidenced by the foregoing table, the Operating Partnership's tenant mix is diverse and well represented by supermarkets, drugstores and other consumer necessity or value-oriented retailers. Based on its past experience, the Operating Partnership believes that such tenants tend to be stable performers in both good and bad economic times. As of December 31, 1997, 39 of the Operating Partnership's shopping centers were anchored by supermarkets, most of which are leading grocery chains in their respective markets, comprising approximately 18% of the Operating Partnership's annualized base rent and 22% of the Operating Partnership's GLA. No tenant included in the Operating Partnership's portfolio of properties on December 31, 1997, accounted for 10% or more of the Operating Partnership's rental income in 1997. In addition to the tenants listed in the preceding table, the Operating Partnership's properties include a variety of smaller shop leases of various tenant types, including restaurants, home life styles, women's ready-to-wear, cards, books, and electronics.

The terms of the outstanding retail leases vary from tenancies at will to 50 years. Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease. By contrast, smaller shop leases are typically negotiated for three to five year terms. The longer term of the major tenant leases serves to protect the Operating Partnership against significant vacancies and to assure the presence of strong tenants who draw consumers to the Operating Partnership's centers. The shorter term of the smaller shop leases allows the Operating Partnership to adjust rental rates for non-major store space on a regular basis and upgrade the overall tenant mix.

Leases to anchor tenants tend to provide lower minimum rents per square foot than smaller shop leases. Excluding office space, anchor tenant leases for properties included in the portfolio at December 31, 1997, provided an average annual minimum rent of $5.96 per square foot, compared with non-anchor tenant leases which provided an average annual minimum rent of $9.29. In general, the Operating Partnership believes that minimum rental rates for anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market rates. The payment by tenants of minimum rents that are below current market rates is offset in part by payment of percentage rents.

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1997, for the properties included in the portfolio at December 31, 1997, and the number of leases that will expire, the square feet covered by such leases and the minimum annual rent in the year of expiration under such expiring leases for the next ten years are as follows:

                                                              Leases Expiring
                                             ------------------------------------------------
      Year Ending          Minimum            Number                               Minimum
      December 31        Future Rents        of Leases        Square Feet        Future Rents
      -----------        ------------        ---------        -----------        ------------
         1998             $74,370,000           156             636,810           $6,246,198
         1999              68,813,000           205             849,033            7,867,885
         2000              62,083,000           191             799,870            7,329,498
         2001              55,549,000           135             753,264            6,804,701
         2002              47,168,000           155             894,799            7,717,082
         2003              40,585,000            68             854,352            8,859,492
         2004              32,628,000            37             600,681            3,688,075
         2005              29,472,000            45             376,307            2,939,856
         2006              25,523,000            44             674,111            4,075,968
         2007              22,410,000            23             339,542            2,543,871

One North State
---------------

One North State was the only property in the portfolio at December 31, 1997, that represented 10% or more of the historic book value of the Operating Partnership's total assets at December 31, 1997, or accounted for 10% or more of the Operating Partnership's gross revenues in 1997. One North State is a mixed-use property located in the "Loop" area of downtown Chicago, Illinois. The property aggregates approximately 640,000 square feet of GLA including approximately 160,000 square feet of retail space. Real estate taxes for this property amounted to approximately $3,800,000 for 1997. The retail portion of this property is anchored by T.J. Maxx and Filene's Basement. The leases to T.J. Maxx and Filene's Basement provide current minimum annual rent of approximately $1,225,000 and $1,000,000, respectively. The office portion of this property is leased primarily to First Chicago and Arthur Andersen. The leases to First Chicago and Arthur Andersen provide current minimum annual rent of approximately $4,000,000 and $1,518,000, respectively. The lease with Arthur Andersen expiring March 31, 1998, was assigned to Andersen Consulting and was extended subsequent to year-end, providing minimum annual rent of $1,645,000 per annum through March 2000.

The Operating Partnership has listed for sale One North State because the property does not fit with the Operating Partnership's grocery-anchored community shopping center focus and the Operating Partnership believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. The disposition of this property is expected to be completed during 1998, although there can be no assurance such disposition will occur.

The following tables set forth certain supplemental information with respect to One North State, and reflect Andersen Consulting's extension of its lease effective April 1998. See "Risk Factors - Real Estate Investment
Considerations - Potential Negative Effect of Sale of One North State Property."

a.  Percentage leased at December 31 for the last five years:

             1997                     98%
             1996                     98%
             1995                     95%
             1994                     95%
             1993                     95%

b. The average effective annual minimum rentals per square foot for 1997, 1996, and 1995 were as follows:

             1997                     $15.89
             1996                     $15.18
             1995                     $15.45

c. Leases in effect at December 31, 1997, expiring over each of the next ten years, assuming no tenants exercise renewal options (except Andersen Consulting):

                                     No. of                               Minimum
                                     Leases          Square Feet        Future Rents
                                     ------          -----------        ------------
                   1998                  -                   -          $          -
                   1999                  1               1,177                76,505
                   2000                  2             128,340             1,827,507
                   2001                  6              83,767             1,652,970
                   2002                  4              54,296             1,164,470
                   2003                  3             341,577             4,744,361
                   2004                  -                   -                     -
                   2005                  2               2,035               125,307
                   2006                  -                   -                     -
                   2007                  -                   -                     -


Risk Factors

General

As in every business, there are risk factors that face the Operating Partnership and its operations. Set forth below are some of the factors that could cause the actual results of the Operating Partnership's operations or plans to differ materially from the Operating Partnership's expectations set forth in statements in this Report or elsewhere.

Substantial Debt Obligations and Term of Debt

The Operating Partnership's obligations for borrowed money aggregated approximately $302.7 million at December 31, 1997, as compared to $188.9 million at December 31, 1996. Eight properties as of December 31, 1997 secure an aggregate of approximately $51.2 million of mortgage debt, with balloon maturities of approximately $10.0 million due in September 1998, $2.9 million in 2003, $10.7 million in 2005, $7.9 million in 2006, $2.1 million in 2007 and $9.8 million in 2016. The line of credit, with a balance of $151.7 million as of December 31, 1997, matures in 2000. The $100 million of unsecured Notes payable at December 31, 1997 matures in 2004. Subsequent to year-end, the Operating Partnership paid-down the line of credit with proceeds from the issuance of $100 million of 7.2% unsecured Notes, maturing in 2008. The Operating Partnership has historically been able to refinance debt when it has become due on terms which it believes to be commercially reasonable. There can be no assurance that the Operating Partnership will continue to be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

The Amended and Restated Articles of Incorporation of the Company (the "Charter") and the Bylaws of the Company (the "Bylaws") and the Second Restated Agreement of Limited Partnership of the Operating Partnership (the "Partnership Agreement") do not contain any limitation on the amount of indebtedness the Company or the Operating Partnership may incur. Although management attempts to maintain a balance between total outstanding indebtedness and the value of the portfolio of properties (i.e., a ratio of debt and preferred stock to Real Estate Value of 50% or less, with "Real Estate Value" defined as net operating income divided by 10.25%), there can be no assurance that management will not alter this balance at any time. Accordingly, the Operating Partnership could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Operating Partnership's ability to make expected distributions to holders of its Units and in an increased risk of default on its obligations under any outstanding indebtedness. Failure to pay its debt obligations when due could also result in the Operating Partnership losing its interest in any properties that secure indebtedness included within such obligations.

The Operating Partnership's unsecured line of credit bears interest at a variable rate. The balance outstanding under the line of credit at December 31, 1997, was $151.7 million; and the Operating Partnership may increase outstanding borrowings to $200 million. To the extent the Operating Partnership's exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect the Operating Partnership's net income, funds from operations ("FFO") and cash available for distribution and may affect the amount of distributions it can make to holders of its Units.

The Operating Partnership has entered into an interest rate protection agreement with BankBoston (the "Bank"), with respect to $57 million of indebtedness, whereby the Bank will reimburse the Operating Partnership the amount by which the then applicable three month LIBOR rate exceeds the then applicable cap rate per the agreement (currently 7.50%). The Operating Partnership has entered into an interest rate swap agreement with the Bank with respect to $43 million, thereby fixing the interest rate on the $43 million through April 14, 1998. There can be no assurance that these interest rate protection provisions will be effective, or that once the interest rate protection agreements expire, the Operating Partnership will enter into additional interest rate protection agreements.

The foregoing risks associated with the debt obligations of the Operating Partnership may adversely affect the market price of the Company's Common Stock and may inhibit the Company's ability to raise capital and issue equity in both the public and private markets, thereby inhibiting the capital available to the Operating Partnership.

Real Estate Investment Considerations
-------------------------------------

Dependence on Midwestern Region and Retail Industry

Substantially all of the Operating Partnership's properties are located in the Midwestern region of the United States and such properties consist predominantly of community and neighborhood shopping centers. The Operating Partnership's performance therefore is linked to economic conditions in the Midwest and in the market for retail space generally. The market for retail space has been adversely affected by the ongoing consolidation in the retail sector, the adverse financial condition of certain large companies in this sector and the excess amount of retail space in certain markets. To the extent that these conditions impact the market rents for retail space, they could result in a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions the Operating Partnership can make to holders of its Units.

Financial Condition and Bankruptcy of Tenants

Since substantially all of the Operating Partnership's income has been, and will continue to be, derived from rental income from retail shopping centers, the Operating Partnership's net income, FFO and cash available for distribution to the holders of its Units would be adversely affected if a significant number of tenants were unable to meet their obligations to the Operating Partnership or if the Operating Partnership were unable to lease, on economically favorable terms, a significant amount of space in its shopping centers. In addition, in the event of default by a tenant, the Operating Partnership may experience delays and incur substantial costs in enforcing its rights as landlord.

At any time, a tenant of the Operating Partnership's properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of the tenant lease. Such an event could cause a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions the Operating Partnership can make to the holders of its Units. No assurance can be given that any present tenant which has filed for bankruptcy protection will continue making payments under its lease or that any tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will continue to make rental payments in a timely manner. In addition, a tenant may, from time to time, experience a downturn in its business, which may weaken its financial condition and result in a reduction or failure to make rental payments when due. If a lessee or sublessee defaults in its obligations to the Operating Partnership, the Operating Partnership may experience delays in enforcing its right as lessor or sublessor and may incur substantial costs and experience significant delays associated with protecting its investment, including costs incurred in renovating and releasing the property.

Vacancies and Lease Renewals

The Operating Partnership is continually faced with expiring tenant leases at its properties. Some lease expirations provide the Operating Partnership with the opportunity to increase rentals or to hold the space available for a stronger long-term tenancy. In other cases, there may be no immediately foreseeable strong tenancy for space, and the space may remain vacant for a longer period than anticipated or may be able to be re-leased only at less favorable rents. In such situations, the Operating Partnership may be subject to competitive and economic conditions over which it has no control. Accordingly, there is no assurance that the effects of possible vacancies or lease renewals at such properties may not reduce the rental income, net income, FFO and funds available for distribution below levels anticipated by the Operating Partnership.

Potential Negative Effect of Sale of One North State Property

During the year ended December 31, 1997, more than 10% of the total revenue of the Operating Partnership was derived from rents and expense reimbursements from tenants of the One North State property, which is a "mixed use" property located in downtown Chicago. The total rents currently being paid by certain of this property's tenants may be in excess of current market rates. The leases of these tenants begin to expire in 2001.

The Operating Partnership has listed for sale One North State because the property does not fit with the Operating Partnership's grocery-anchored community shopping center focus and the Operating Partnership believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. The disposition of this property is expected to be completed during 1998, although there can be no such assurance. The Operating Partnership's operating results could be adversely affected if the Operating Partnership is not able, promptly after such a sale, to redeploy the sales proceeds into one or more other properties that produce net operating income at a level comparable to that of One North State.

Possible Environmental Liabilities

Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to use such property as collateral in its borrowings. All of the Operating Partnership's properties have been subjected to Phase I or similar environmental audits (which involve inspection without soil sampling or ground water analysis) by independent environmental consultants. Except as described below, these environmental audit reports have not revealed any potential significant environmental liability, nor is management aware of any environmental liability with respect to the properties that it believes would have a material adverse effect on the Operating Partnership's business, assets or results of operations. No assurance can be given that existing environmental studies with respect to the properties reveal all environmental liabilities or that any prior owner of any such property did not create any material environmental condition not known to management.

Phase II site assessments of the Commons of Chicago Ridge property acquired in the Tucker Acquisition have disclosed the presence of contaminants in fill material and soil at the property that could be associated with the property's former use as a landfill and as the former site of an asphalt plant and storage tanks for petroleum products (which storage tanks have been removed from the property), but not at such levels as would require reporting to environmental agencies. These Phase II site assessments also disclosed the presence in groundwater of contaminants similar to those detected in the soil samples. Environmental assessments of the property have also detected methane gas, probably associated with the former use of the property as landfill. A regular maintenance program was implemented by Tucker and is being continued by the Operating Partnership to control the migration and effect of the methane gas. There can be no assurance that an environmental regulatory agency such as the Illinois Environmental Protection Agency will not in the future require further investigation to determine the source and vertical and horizontal extent of the contamination. If any such investigation is required and confirms the existence of contaminants at the levels disclosed in the Phase II site assessments, it is possible that the relevant agency could require the Operating Partnership to take action to address the contamination, which action could range from ongoing monitoring to remediation of the contamination. Based on the information currently available, management does not believe that the cost of responding to such contamination would be material to the Operating Partnership.

In connection with the execution of the merger agreement relating to the Tucker Acquisition, the Operating Partnership and certain individuals who had previously provided a limited indemnity to Tucker for environmental liabilities at Commons of Chicago Ridge (the "Individuals") agreed to indemnify the Company, the Operating Partnership and its affiliates against all claims, losses, costs and expenses incurred by such parties arising out of any administrative, regulatory or judicial action, suit, investigation or proceeding in connection with any applicable environmental health or safety law regarding hazardous substances, materials, wastes or petroleum products, or any common law right of action regarding such substances, materials, wastes or products, whether brought by a governmental or regulatory authority or by a third party, that is initiated on or before October 4, 2003, with respect to conditions or acts at the Commons of Chicago Ridge which existed prior to October 4, 1993. In connection with this indemnification obligation, the Operating Partnership has agreed to keep the Individuals reasonably informed of various activities relating to the property and to consult with the Individuals with respect to any potential claims, settlements and remediation which could trigger the indemnification obligations of the Individuals. There can be no assurance that the Individuals will be in a position to honor their indemnity obligations. Regardless of such indemnification, based on the information currently available, management does not believe that the environmental liabilities and expenses relating to the Commons of Chicago Ridge property would have a material effect on the liquidity, financial condition or operating results of the Operating Partnership.

Insurance

The Operating Partnership carries comprehensive general liability coverage and umbrella liability coverage on all of its properties with limits of liability which management deems adequate to insure against liability claims and provide for cost of defense. Similarly, the Operating Partnership is insured against the risk of direct physical damage in amounts the Operating Partnership estimates to be adequate to reimburse the Operating Partnership on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Currently, the Operating Partnership also insures the properties for loss caused by earthquake or flood in the aggregate amount of $10 million per occurrence. Because of the high cost of this type of insurance coverage and the wide fluctuations in price and availability, management has made the determination that the risk of loss due to earthquake and flood does not justify the cost to increase coverage limits any further under current market conditions. Should the availability and pricing of this coverage become more cost advantageous, management would re-evaluate its position.

Uncertainty of Meeting Acquisition Objectives

The Operating Partnership continually seeks prospective acquisitions of additional shopping centers and portfolios of shopping centers which management believes can be purchased at attractive initial yields and/or which demonstrate the potential for revenue and cash flow growth through implementation of renovation, expansion, re-tenanting and re-leasing programs similar to those undertaken with respect to properties in the existing portfolio. There can be no assurance that the Operating Partnership will effect any potential acquisition that it may evaluate. The evaluation process involves costs which are non-recoverable in the case of acquisitions which are not consummated. In addition, notwithstanding management's adherence to its criteria for evaluating and due diligence regarding potential acquisitions, there can be no assurance that any acquisition that is consummated will meet management's expectations. During the course of 1997, the Operating Partnership noticed a trend of decreasing capitalization rates applicable to properties being acquired, i.e. increasing purchase prices for comparable properties, and this trend has continued to date in 1998.

Competition

All of the Operating Partnership's properties are located in developed areas. There are numerous other retail properties and real estate companies within the market area of each such property which compete with the Operating Partnership for tenants and development and acquisition opportunities. The number of competitive retail properties and real estate companies in such areas could have a material effect on (i) the Operating Partnership's ability to rent space at the properties and the amount of rents charged and (ii) development and acquisition opportunities. The Operating Partnership competes for tenants and acquisitions with others who have greater resources than it has.

Control by the Company

Although substantially all of the assets of the Company are represented by its interest in the Operating Partnership, the Operating Partnership in general, and the holders of the LP Units in particular, must rely upon the Company as general partner to manage the affairs and business of the Operating Partnership.

The Partnership Agreement gives the Company as general partner broad control over the operations and business activities of the Operating Partnership. In exercising its authority as general partner, the Company is subject to the provisions of the Delaware Revised Uniform Limited Partnership Act and to general fiduciary principles of fair dealing to the limited partners as well as to any specific limitations or restrictions on its authority contained in the Partnership Agreement or in any individually negotiated agreement with a particular limited partner.

Pursuant to the Partnership Agreement, the Company, as general partner, may, at its sole and absolute discretion, transfer its interest in the Operating Partnership at any time. The Partnership Agreement does not provide the LP Unit holders or the holders of any of the Notes issued by the Operating Partnership any voting or consent rights with respect to a transfer of the general partnership interest. Accordingly, the Company could, without the consent of the LP Unit holders, transfer its general partnership interest to another entity which could use the broad powers of the general partner in a manner not in the best interests of the LP Unit holders or in a manner which would have an adverse effect on the Operating Partnership. Although the Company has no intention of transferring its general partnership interest, there can be no assurance that it will not do so at some point in the future.

Among the powers that the Company has as general partner of the Operating Partnership are the powers to determine whether and when to sell any particular property or properties owned by the Operating Partnership, subject to any specific agreements limiting the power of sale that the Operating Partnership may have entered into with the contributor or contributors of any specific properties at the time that such contributor or contributors contributed their interest in the property to the Operating Partnership in exchange for LP Units. After the expiration of any such limiting agreement on the Company's authority as general partner to sell a property, the property may be sold and such sale may result in the recognition of capital gains or other tax consequences to the holder or holders of LP Units that were deferred at the time of the original contribution of the properties to the Operating Partnership.

Year 2000 Issues

In the conduct of its own operations, the Operating Partnership relies upon commercial computer software primarily provided by independent software vendors. After an analysis of the Operating Partnership's exposure of the impact of "year 2000 issues" (i.e. issues that may arise resulting from computer programs that use only the last two, rather than all four, digits of the year), the Operating Partnership believes that such commercial software is substantially year 2000 compliant and that such independent vendors will be able to complete such year 2000 compliance in a timely manner and without any material impact on the Operating Partnership's business, operations or financial condition. However, the Operating Partnership is subject to year 2000 issues that may affect the economy generally or any tenants, suppliers or others with whom the Operating Partnership does business and over whose year 2000 compliance the Operating Partnership has no control.

Adverse Consequence of Failure of the Company to Qualify as a REIT and Other Tax Risks

The Company believes that it has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code (the "Code") for each taxable year since its formation in 1961. Although management of the Company believes that the Company is organized and is operating in such a manner, no assurance can be given that the Company will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Company's control. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources and the Company must make distributions to share owners aggregating annually at 95% of its REIT taxable income (excluding net capital gains). In addition, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. The Company, however, is not aware of any currently pending tax legislation that would adversely affect its ability to continue to operate as a REIT.

If the Company fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, it will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of the Company available for investment or distribution to share owners because of the additional tax liability for the year or years involved. In addition, distribution would no longer be required to be made. To the extent that distributions to share owners would have been made in anticipation of the Company's qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. The failure to qualify as a REIT would also constitute a default under certain debt obligations of the Company.

In connection with the Tucker Acquisition, Tucker represented to the Company that, since its formation, it also operated so as to qualify as a REIT under the Code up to the time of the Tucker Acquisition. If Tucker failed to qualify as a REIT in any year in which it elected so to qualify and consequently becomes liable to pay taxes as a regular non-REIT corporation, the liabilities of Tucker that the Company assumed upon effectiveness of the Tucker Acquisition include such tax liability. Moreover, Tucker's failure to qualify as a REIT could disqualify the Company as a REIT for the periods following the Tucker Acquisition. The Company's acquisition of Tucker's general partner interest in the Operating Partnership and Tucker's indirect interests in certain subsidiary partnerships of the Operating Partnership involve special tax considerations, including the qualification of each such partnership as a "partnership" for federal income tax purposes, which also could impact the Company's ability to qualify as a REIT.

The failure to qualify as a REIT would have a material adverse effect on an investment in the Company as the taxable income of the Company would be subject to federal income taxation at corporate rates, and, therefore, the amount of cash available for distribution to its share owners would be reduced or eliminated.

ITEM 2.  PROPERTIES

The properties owned by the Operating Partnership at December 31, 1997 are described under Item 1 and in Note 4 of the Notes to Financial Statements contained in this Report.

The Operating Partnership's principal office is located at 40 Skokie Boulevard in Northbrook, Illinois, where the Operating Partnership leases approximately 10,000 square feet of space from an unrelated landlord. The Operating Partnership maintains regional property management and leasing offices at certain of its properties located in Chicago, Minneapolis, St. Louis, Indianapolis, Kansas City, and Milwaukee.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not applicable.

ITEM 4.A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Operating Partnership is managed by the Company as the general partner of the Operating Partnership. The Company's by-laws provide that the officers of the Company shall be a President, a Treasurer, a Secretary and such other officers as are elected or appointed by the Directors. Each officer holds office at the pleasure of the Directors. The Directors of the Company have determined that each officer of the Company shall hold the same title as an officer of the Operating Partnership. The Directors have determined that the following officers are executive officers of the Company within the meaning of Rule 3b-7 under the Securities Exchange Act:

President and Chief Executive Officer - Thomas P. D'Arcy, age 38, has held this position since February 1996, having served as Executive Vice President since September 1995, Senior Vice President since 1992 and Vice President since 1989. Prior to joining the Company, Mr. D'Arcy was employed by R.M. Bradley & Co., Inc. as a member of its property management and real estate brokerage departments for over eight years.

Executive Vice President - Richard L. Heuer, age 45, has held this position since late 1994. Prior to joining the Company, Mr. Heuer was employed by the Welsh Companies from September 1993, and Towle Real Estate Company from 1988, which companies were the independent property management companies that managed the Company's Minnesota properties.

Executive Vice President - E. Paul Dunn, age 51, has held this position since March 1996. Prior to joining the Company, Mr. Dunn was Executive Vice President of the Welsh Companies in Minneapolis, Minnesota since 1983.

Senior Vice President - Marianne Dunn, age 38, was named Senior Vice President of the Company in September 1995, having served as Vice President of the Company since 1993 and as Investment Manager since 1990.

Chief Financial Officer and Treasurer - Irving E. Lingo, Jr., age 46, has held the position with the Company since September 1995. Prior to joining the Company, Mr. Lingo served as Chief Financial Officer of Lingerfelt Industrial Properties, a division of The Liberty Property Trust, from June 1993 to September 1995. Prior to June 1993, Mr. Lingo was Vice President-Finance of CSX Realty, a subsidiary of CSX Corporation, from 1991-1992.

Vice President of Construction - Frank J. Comber, age 57, has held this position since August 1996. Prior to joining the Company, Mr. Comber served as Vice President of Construction Services for Merchandise Mart Properties from 1989 to 1996 and First Vice President for Homart Development Company from 1973 to 1988.

Vice President of Leasing - Steven St. Peter, age 46, has held this position since August 1996. Prior to joining the Company, Mr. St. Peter served as National Director of Real Estate for Bally's Total Fitness from 1995 to 1996, Midwest Manager of Real Estate for TJX Corporation from 1993 to 1995 and Director of Leasing for H.S.S. Development from 1990 to 1993.

None of the Officers or Directors of the Company is related to any other Officer or Director of the Company. No description is required with respect to any of the foregoing persons of any type of event referred to in Item 401(f) of Regulation S-K.

                                    Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

There is no established trading market for the Units, and Units may be transferred only with the consent of the general partner as provided in the Partnership Agreement. As of December 31, 1997, the Company was the only holder of GP Units and there were approximately 25 holders of record of LP Units. To the Operating Partnership's knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units.

The Operating Partnership Agreement provides that the Operating Partnership will make priority distributions of Operating Cash Flow and Capital Cash Flow, as defined, to limited partners at the time of each distribution to holders of Common Stock of the Company, in an amount per Unit identical to the amount that is distributed with respect to each share of Common Stock of the Company. The Partnership Agreement provides that all remaining such cash flow will be distributed to the general partner to the extent determined by the general partner. The following table sets forth the quarterly distributions paid by the Operating Partnership to holders of its LP Units with respect to each full quarterly period for which the Company has been the general partner of the Operating Partnership.

Payment                             Per LP Unit         Payment                           Per LP Unit
-------                             -----------         -------                           -----------
June 28, 1996                        $  .33             March 31, 1997                      $  .33
September 27, 1996                      .33             June 30, 1997                          .33
December 27, 1996                       .33             September 30, 1997                     .33
                                                        December 31, 1997                      .35

Recent Issue of Unregistered Securities

On December 23, 1997 and December 31, 1997, respectively, the Operating Partnership issued 247,279 and 205,431 LP Units that may be exchanged after January 1, 1999, for an equal number of shares of Common Stock of the Company, as a part of the consideration paid for the acquisitions of Baken Park and Spring Mall, respectively. At the date of each transaction, the value of a share of Common Stock for which each LP Unit may be exchanged was $20.22. No registration statement was required in connection with the issuances because the transactions did not involve public offerings and were exempt under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                                  -------------------------------------------------------------------------
                                                       1997          1996           1995           1994          1993
                                                       ----          ----           ----           ----          ----
                                                                (Thousands of dollars, except per share data)
Total income                                           $  97,552     $  78,839        $ 36,572     $  32,987     $  23,469
Total expenses                                            73,531        60,184          27,711        24,877        17,550
                                                  -------------------------------------------------------------------------
Income before net gain on sale of properties and
 extraordinary item                                       24,021        18,655           8,861         8,110         5,919
Net gain on sale of properties                             7,438         9,379               -           983             -
                                                  -------------------------------------------------------------------------
Income before extraordinary item and allocation
  to minority interest                                   31,459        28,034           8,861         9,093          5,919
Income allocated to minority interest                      (100)          (78)               -             -             -
                                                  -------------------------------------------------------------------------
Income before extraordinary item                          31,359        27,956           8,861         9,093         5,919
Extraordinary loss, net of minority interest             (4,817)             -               -             -             -
                                                  -------------------------------------------------------------------------
Net income                                             $  26,542     $  27,956      $    8,861    $    9,093    $    5,919
                                                  =========================================================================
Basic earnings per Unit:
   Income before extraordinary item                        $1.39         $1.56           $0.90         $1.11         $0.88
   Extraordinary loss, net of minority interest           (0.21)             -               -             -             -
                                                  -------------------------------------------------------------------------
   Net income                                              $1.18         $1.56           $0.90         $1.11         $0.88
                                                  =========================================================================
Diluted earnings per Unit:
   Income before extraordinary item                        $1.39         $1.56           $0.90         $1.11         $0.88
   Extraordinary loss, net of minority interest           (0.21)             -               -             -             -
                                                  -------------------------------------------------------------------------
   Net income                                              $1.18         $1.56           $0.90         $1.11         $0.88
                                                  =========================================================================
Distributions per LP Unit                                  $1.34         $1.32           $1.32         $1.29         $1.22
Weighted average Units outstanding                    22,576,084    17,932,769       9,863,767     8,191,831     6,715,813
Net cash provided by (used in):
   Operating activities                                $  45,586     $  32,261       $  13,163     $  11,343    $    6,916
   Investing activities                               $(122,649)     $(16,715)       $ (9,953)     $(33,653)     $(39,451)
   Financing activities                                $  74,348     $ (8,781)       $ (2,706)     $  21,553     $  27,853
Funds from operations*                                 $  43,195     $  31,079       $  15,679     $  12,848    $    9,298
Total assets at end of year                             $668,791      $502,284        $180,545      $166,579      $127,931
Total debt at end of year                               $302,710      $188,894        $ 39,394     $  66,748     $  29,317

*Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Operating Partnership, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization. In computing FFO, the Operating Partnership does not add back to net income the amortization of costs incurred in connection with the Operating Partnership's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time.

Reference is made to "Management's Discussion and Analysis" (Item 7) for a discussion of various factors or events which materially affect the comparability of the information set forth above.

ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

General

The Operating Partnership believes that improving its financial flexibility will better position the Operating Partnership for future growth, allowing it to take advantage of acquisition, renovation and expansion opportunities. The Operating Partnership further considers its liquidity and ability to generate cash from operating and from financing activities to be sufficient, and expects them to continue to be sufficient, to meet its operating expense, debt service, distribution requirements and acquisition opportunities for the foreseeable future. Due to the capital intensive nature of real estate in general, the avenues available for raising capital, as well as the mix of debt and equity, are critical components in the ability of the Operating Partnership to continue to grow.

The Operating Partnership funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Operating Partnership funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of LP Units. The Operating Partnership may also acquire properties through capital contributions by the Company of proceeds from the issuance by the Company of additional securities. Additionally, the Operating Partnership may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with the Operating Partnership's strategic focus. In addition, the Operating Partnership may acquire partial interests in real estate assets through participation in joint venture transactions.

The Operating Partnership focuses its investment activities on community and neighborhood shopping centers primarily located in the midwestern United States anchored by regional and national grocery store chains. The Operating Partnership will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.

As of December 31, 1997, financial liquidity was provided by $4,747,000 in cash and cash equivalents and by the Operating Partnership's unused balance on the line of credit of $48,300,000. In addition, at December 31, 1997, the Company has an effective "shelf" registration statement under which the Company may issue up to $209,013,000 in equity securities, making such capital available to the Operating Partnership. Additionally, the Operating Partnership has a "shelf" registration statement under which it may issue up to $200,000,000 in unsecured, non-convertible investment grade debt securities. Subsequent to December 31, 1997, the Operating Partnership issued an additional $100,000,000 in unsecured Notes, reducing the available borrowing capacity under its "shelf" registration to $100,000,000, and increasing the available borrowing capacity under its line of credit. The "shelf" registration statements give the Company and the Operating Partnership the flexibility to issue additional equity or debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. The Company also has $40,000,000 remaining under a Forward Equity Program with PaineWebber Incorporated ("PaineWebber"), pursuant to which the Company has the right, until April 21, 1998, to sell shares of its Common Stock to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction.

Mortgage debt outstanding at December 31, 1997 consisted of eight fixed-rate notes totaling $51,227,000 with a weighted average interest rate of 8.18% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $656,000 during the year ended December 31, 1997. During the year ending December 31, 1998, scheduled principal amortization of mortgage debt is approximately $980,000. Additionally, in September 1998, approximately $10,011,000, with an interest rate of 9.875% is scheduled to mature. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit. The Operating Partnership has historically been able to refinance debt when it has become due on terms which it believes to be commercially reasonable. While the Operating Partnership currently expects to fund long-term liquidity requirements through the issuance of a combination of additional investment grade unsecured debt securities, contributions from the Company of proceeds from the issuance of equity securities and through the bank line of credit, there can be no assurance that the Operating Partnership will be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $45,586,000 during 1997, from $32,261,000 during 1996 and $13,163,000 in 1995. These increases were due primarily to the growth of the Company's portfolio.

Funds from operations ("FFO") increased $12,116,000 or 39% during 1997, from $31,079,000 in 1996 to $43,195,000 in 1997. FFO increased by $15,400,000 or 98%
during 1996 from $15,679,000 in 1995. The Operating Partnership generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Operating Partnership, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization. In computing FFO, the Operating Partnership does not add back to net income the amortization of costs incurred in connection with the Operating Partnership's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT (and/or its operating partnership) to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a net use of cash of $122,649,000 during 1997, from a net use of cash of $16,715,000 in 1996 and a net use of cash of $9,953,000 in 1995.

During 1997, the Operating Partnership acquired 25 shopping centers at an aggregate cost of $189,307,000. Eighteen shopping centers were acquired with $118,122,000 in cash provided by the Operating Partnership's line of credit. Three shopping centers were acquired through a combination of $8,174,000 in cash drawn from the line of credit, the assumption of $16,768,000 in non-recourse mortgage notes and a $1,000,000 unsecured short-term non-interest bearing note. Three shopping centers were acquired with a combination of the issuance of 1,007,199 LP Units valued at $19,196,000, and $11,940,000 in cash provided by the Operating Partnership's line of credit. One shopping center was acquired via the issuance of 205,431 LP Units valued at $4,154,000, the assumption of a $9,909,000 non-recourse mortgage note and $44,000 in cash provided by the line of credit.

Also during 1997, the Operating Partnership completed the sales of three properties located in New England, having an aggregate cost of $17,511,000 for an aggregate net sales price of $19,377,000. These properties were held for sale at December 31, 1996 because such properties were not aligned with the Operating Partnership's strategic market focus. Additionally, the Operating Partnership completed the sale of Meadows Town Mall during 1997 for a net sales price of $5,904,000, redeploying the proceeds from the sale toward the acquisitions of additional shopping centers. The property, having a cost basis of $7,196,000, was acquired in the merger acquisition of Tucker Properties Corporation ("Tucker") in March 1996 (the "Tucker Acquisition") and was considered by management to be a non-core property.

On March 15, 1996, the Company closed the Tucker Acquisition after approval by the share owners of the two companies. The acquisition was completed through the issuance of 7.4 million common shares of the Company valued at $13.96 per share, the payment of certain transaction costs and the assumption of all of Tucker's liabilities, including the $100,000,000 REMIC Note discussed below. The acquisition was structured as a tax-free transaction, and was accounted for using the purchase method of accounting.

During 1996, in addition to the acquisition of fourteen properties in connection with the Tucker Acquisition, the Operating Partnership acquired two shopping centers in separate transactions at an aggregate cost of approximately $18,000,000. The first property was acquired for $9,100,000 with cash drawn from the Operating Partnership's line of credit. The second property acquisition was structured as a "like-kind" exchange for federal income tax purposes, whereby the Operating Partnership applied proceeds of $12,900,000 from the sale of a ground lease in exchange for the acquisition of a shopping center for $8,900,000. The excess cash proceeds from the sale were used to pay-down the Operating Partnership's line of credit.

Financing Activities

Net cash flows provided by financing activities increased to $74,348,000 in 1997 from a net use of cash of $8,781,000 during 1996 from a net use of cash of $2,706,000 during 1995. Distributions (treated as a reduction in cash flows from financing activities in the Operating Partnership's financial statements) were $31,089,000 in 1997, $24,004,000 in 1996, and $13,528,000 in 1995.

In September 1997, the Operating Partnership filed a "shelf" registration statement under which it could issue up to $300 million in unsecured, non-convertible investment grade debt securities, giving it the flexibility to issue such debt securities from time to time when it determines that market conditions and the opportunity to utilize proceeds from the issuance of such securities are favorable. In August 1997, Standard & Poor's Investment Services ("Standard & Poor's") assigned an investment grade credit rating of "BBB-" to the Operating Partnership. In November 1997, Moody's Investors Service ("Moody's") assigned a prospective rating of "(P)Baa3" to the unissued shelf registration of debt securities filed by the Operating Partnership.

In connection with the Tucker Acquisition, the Operating Partnership assumed a $100 million mortgage note issued to an entity qualifying as a real estate mortgage investment conduit (REMIC) for federal income tax purposes. The mortgage note, secured by six properties, was scheduled to mature September 2000, and was at an effective interest rate of 7.23%. In November 1997, the Operating Partnership prepaid the REMIC Note primarily with the proceeds of the offering by the Operating Partnership of $100 million of 7% unsecured Notes due November 15, 2004, utilizing the "shelf" registration. The Notes were rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,212,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, the issuance of such unsecured debt extended the Operating Partnership's weighted average debt maturity and resulted in a lower effective interest rate on $100 million of debt, while the prepayment resulted in the discharge from the mortgage securing the REMIC Note of six properties, including One North State, having a combined gross book value of $181.2 million. Prepayment of the mortgage and release of the six assets securing the mortgage also had the effect of increasing the Operating Partnership's unencumbered asset base to 88.6% at December 31, 1997.

In 1997, the Company filed a "shelf" registration statement, under which the Company may issue up to $234,460,000 of equity securities through underwriters or in privately negotiated transactions from time to time. On December 1, 1997, the Company completed an offering of 990,000 shares of its Common Stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering, $19,166,000 (net of offering costs of $376,000), were contributed to the Operating Partnership and were used to reduce outstanding indebtedness under the line of credit. The shares were sold under a Forward Equity Program entered into with PaineWebber on October 21, 1997, pursuant to which the Company has the right, until April 21, 1998, to sell shares of its Common Stock with an aggregate value up to $60 million to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction. The Agreement provides the Operating Partnership with the ability to match-fund pending and future acquisitions. Although no further shares have been sold under the Forward Equity Program, the Company completed an additional offering of 300,000 shares of its Common Stock on December 10, 1997 at a price to the public of $20.50 per share, leaving $209,013,000 available under the "shelf" registration. Net proceeds from the offering, $5,726,000 (net of offering costs of $73,000), were contributed to the Operating Partnership and were used to reduce outstanding indebtedness under the line of credit.

During 1996, the Company completed a public offering of 2,875,000 shares of Common Stock at a price of $16.50 per share. Net proceeds from the offering of approximately $44,851,000 were used to reduce outstanding borrowings under the line of credit.

In February 1998, the Company issued 392,638 shares of Common Stock to a unit investment trust at a price of $20.375 per share. Net proceeds from the offering of approximately $7,600,000 were contributed to the Operating Partnership and were used to reduce outstanding borrowings under the line of credit.

In March 1997, the Operating Partnership amended its $150 million unsecured line of credit facility, extending the maturity date to March 1999 and reducing the interest rate to the lower of the lead bank's base rate of 1.50% over the London InterBank Offer Rate ("LIBOR") from the lower of the bank's base rate or 1.75% over LIBOR. In

December 1997, the Operating Partnership entered into a new line of credit facility with an expanded syndicate of banks, increasing the aggregate amount available from $150 million to $200 million, extending the maturity date to December 2000, and lowering the interest rate to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $100 million, a competitive bid rate solicited from the syndicate of banks. Based on the current credit ratings assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%.

The line of credit provides for the payment of a facility fee in the amount of $300,000 per annum. In the event the current credit ratings were downgraded by either Standard & Poor's or Moody's, the facility fee would increase to $500,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. The Operating Partnership incurred an extraordinary loss on the prepayment of debt in the amount of $605,000 in connection with replacing the previous line of credit. At December 31, 1997, the weighted average interest rate on the line of credit was 7.19%.

The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Operating Partnership may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Operating Partnership believes it was in compliance with such covenants during 1997 and that such covenants will not adversely affect the Operating Partnership's business or the operation of its properties.

In January 1998, the Operating Partnership issued $100 million, 7.2%, ten-year unsecured Notes maturing on January 15, 2008. The proceeds from the offering were used to pay amounts outstanding under the line of credit.

Capital Strategy

Management believes that the Company's recent growth and operating performance have enhanced the Operating Partnership's ability to raise further capital in the public markets, providing an additional source of capital for the Operating Partnership. As indicated above, the Company has positioned itself and the Operating Partnership to take advantage of favorable opportunities by increasing the dollar amount of both equity and debt securities that they may issue pursuant to "shelf" registration statements. Further, by increasing the availability under the Operating Partnership's line of credit to $200 million, while lowering the cost of borrowing funds under the line of credit, the Operating Partnership is able to take advantage of growth opportunities on more favorable terms. However, there can be no assurance that further acquisitions will be made or that the acquisitions that are made will be on as economically advantageous terms to the Operating Partnership as those made during 1997. While the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs and their operating partnerships or that the terms upon which the Company and the Operating Partnership may be able to raise funds will be attractive or favorable to them or to their share owners and partners.

At December 31, 1997, the Operating Partnership was holding for sale One North State because the property does not fit with the Operating Partnership's grocery-anchored community shopping center focus and the Operating Partnership believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. Proceeds received from the sale of One North State would provide a significant source of capital and liquidity to the Operating Partnership. Management currently expects to use the net proceeds from a sale to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers within the Operating Partnership's target market and that are more in keeping with the Operating Partnership's strategic focus. Proceeds received from such sale may also be applied in whole or in part to tax-deferred "like-kind" exchange acquisitions of additional properties. There can be no assurance that a sale will be completed, or that if a sale is completed, the net proceeds will be redeployed into investments with favorable economic conditions.

Year 2000 Issues

The Operating Partnership conducts its business primarily with commercial software provided by third party vendors. After an analysis of the Operating Partnership's exposure to the impact of year 2000 issues, management believes that such commercial software is substantially year 2000 compliant, and that completion of the year 2000 compliance is not expected to have a material impact on the Operating Partnership's business, operations or financial condition.

Management is not in a position to evaluate the extent (if any) to which any year 2000 issues that may affect the economy generally or any tenants, suppliers or others with whom the Operating Partnership does business in particular would also be likely to affect the Operating Partnership.

RESULTS OF OPERATIONS

1997 Compared to 1996

Net income for 1997 totaled $26,542,000, or $1.18 per Unit, compared with $27,956,000, or $1.56 per Unit, for the prior year. Net income for 1996 included a gain of $9,379,000 on the sale of the Operating Partnership's ground lease in Minneapolis. Net income for 1997 included a net gain of $7,438,000 on the sale of four non-core properties over the course of the year, a non-recurring charge of $3,415,000 for certain stock-based compensation, and an extraordinary charge of $4,817,000 for costs incurred in connection with the prepayment of the REMIC
Note in late November and the write-off of costs associated with the Operating Partnership's former line of credit. Weighted average Units outstanding were 22,576,084 for 1997 compared with 17,932,769 for the prior year. The increased Units primarily reflect the full year effect of a 2,875,000 share public offering completed in November 1996 and the public offerings of 1,290,000 shares completed in December 1997, which net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of GP Units.

Property Specific Revenues and Expenses (in thousands of dollars)

During 1997, the Operating Partnership acquired 25 shopping centers and sold four shopping centers. During 1996, the Operating Partnership acquired sixteen properties, including fourteen properties in connection with the Tucker Acquisition in March 1996, and sold its interest in a ground lease.

                                                                                               Properties
                                                                               Acquisitions/    Held Both
                                          1997        1996       Difference    Dispositions      Years
                                          ----        ----       ----------    ------------    ----------
Rental income                            $96,115     $77,512      $18,603         $17,722       $   881
Operations, maintenance and management   $14,012     $12,949      $ 1,063         $ 2,171       $(1,108)
Real estate taxes                        $18,398     $16,787      $ 1,611         $ 2,129       $  (518)
Depreciation and amortization            $16,606     $13,286      $ 3,320         $ 2,769       $   551

Results attributable to acquisition and disposition activities

Rental income increased from $77,512,000 in 1996 to $96,115,000 in 1997, an increase of $18,603,000. Approximately $17,722,000 of the net increase was attributable to the Operating Partnership's acquisition and disposition activities, of which $8,933,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996.

Operations, maintenance and management expense increased from $12,949,000 in 1996 to $14,012,000 in 1997, an increase of $1,063,000. Approximately $2,171,000 of the net increase was attributable to the Operating Partnership's acquisition and disposition activities, of which $1,108,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996, partially offset by a $1,108,000 decrease for properties held both years.

Real estate taxes increased from $16,787,000 in 1996 to $18,398,000 in 1997, an increase of $1,611,000. Approximately $2,129,000 of the net increase was attributable to the Operating Partnership's acquisition and disposition activities, of which $866,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996, partially offset by a $518,000 decrease for properties held both years.

Depreciation and amortization increased from $13,286,000 in 1996 to $16,606,000 in 1997, an increase of $3,320,000. Approximately $2,769,000 of the net increase was attributable to the Operating Partnership's acquisition and disposition activities, of which $1,575,000 primarily related to the full year effect of the properties acquired in the Tucker Acquisition in 1996.

Results for properties fully operating throughout both years

The remaining increase in rental income of $881,000 was primarily attributable to increases at Har Mar Mall, Burning Tree Plaza and Crossroads Center aggregating $1,006,000, partially offset by a decrease at Westview Center of approximately $382,000. During the second half of 1996, the Operating Partnership signed leases at Har Mar Mall for approximately 26,000 square feet, or 6% of the Center, contributing to an increase in 1997, since such leases were in place for the full year. Additionally, higher sales for certain tenants at Har Mar Mall contributed to an increase in percentage rents. The Best Buy store at Burning Tree Plaza was expanded by approximately 18,000 square feet in March 1997, contributing to the increased rental income at this property. The rental income increase at Crossroads Center was primarily due to an increase in occupancy.

Westview Center has continued to suffer from the vacancy of Burlington Coat Factory in 1994. Management actions with respect to the property included negotiating reductions in the assessed value of the property, resulting in a $438,000 reduction in the real estate tax expense in 1997, more than offsetting the reduction in rental income. Further, during 1997, the Operating Partnership signed a 60,000 square-foot lease with Waccamaw Pottery, which commenced in October 1997. This lease is expected to contribute to increased rental income in 1998, resulting in an overall improvement in the performance of the property. New leases of 55,000 square feet with JC Penney at Commons of Chicago Ridge which commenced in June 1997, a 30,000 square-foot lease with OfficeMax at Grandview Plaza which commenced in December 1997, a 73,000 square-foot lease with Regal Cinemas at Rollins Crossing estimated to commence in October 1998, and a 71,000 square-foot lease with Jewel/Osco at Commons of Crystal Lake estimated to commence in July 1998 are expected to contribute to increased rental income in 1998.

In July 1997, Montgomery Ward & Co., Incorporated filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, announcing its intention to close its 111,000 square-foot store at Heritage Square prior to December 31, 1997. Although the tenant has not rejected its lease, such rejection is expected during 1998, resulting in a reduction in rental income at this property. In January 1998, HomePlace filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the tenant has not rejected its lease for 54,000 square feet at Har Mar Mall or notified the Operating Partnership of its intent to close the store, a vacancy of HomePlace would result in a reduction in rental income at this property.

The remaining decrease in operations, maintenance and management expense of $1,108,000 was primarily attributable to decreases at Rivercrest Center, Har Mar Mall, Westview Center and Crossroads Shopping Center, aggregating approximately $947,000. The overall decreases were attributable to reductions in bad debt expense, as well as snow removal due to a harsh winter in 1996.

The remaining decrease in real estate taxes of $518,000 was primarily attributable to the aforementioned reduction at Westview Center as well as a decrease of approximately $150,000 at Rivercrest Center.

The remaining increase in depreciation and amortization of $551,000 was attributable to new construction and leasing at Burning Tree Plaza and Sun Ray Shopping Center as well as new tenancies at various other locations.

Non-Property Specific Expenses

Mortgage and other interest increased from $13,404,000 in 1996 to $16,562,000 in 1997. Interest expense on the line of credit, net of amounts capitalized, increased from $5,666,000 to $6,605,000. The increase in interest expense on the line of credit was due to a higher average outstanding balance primarily as a result of drawing approximately $138 million for the acquisition activity during 1997, partially offset by lower borrowing rates negotiated through the amendment and subsequent replacement of the previous $150 million line of credit with a new $200 million line of credit. The weighted average interest rate on outstanding borrowings under the line of credit decreased to 7.48% in 1997 from 7.84% during 1996. Mortgage interest expense increased from $7,738,000 in 1996 to $9,221,000 in 1997, primarily due to a longer interest period in 1997 on the REMIC Note assumed in the Tucker Acquisition in March 1996, but also due to the assumption of $26,677,000 in mortgage indebtedness in connection with the acquisition of four shopping centers during 1997. The weighted average interest rate on mortgage debt outstanding at December 31, 1997 was 8.18%. Mortgage and other interest in 1997 also includes $736,000 on $100 million of 7% unsecured Notes issued in November 1997. The proceeds from the issuance were used to prepay the 7.23% REMIC Note.

The Operating Partnership incurred an extraordinary loss on the prepayment of debt of $605,000 in connection with replacing the previous line of credit, and incurred an extraordinary loss on the prepayment of debt of $4,212,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee, in connection with the prepayment of the REMIC Note.

General and administrative expenses increased from $3,005,000 in 1996 to $4,538,000 in 1997. Although the acquisition of Tucker created substantial operating efficiencies, following the Tucker Acquisition the Operating Partnership reorganized its internal operations to function by disciplines rather than geography. The reorganization included the addition of executive management for leasing, asset management and acquisition activities. In addition, the acquisition of 25 properties during 1997 has required an increase in personnel to manage the additional workload. The increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions which are not consummated. The aforementioned reorganization and acquisition activities have resulted in an increase in payroll and other general and administrative expenses.

During 1997, after working with an independent compensation consultant, the Board of Directors terminated the Company's Superior Performance Incentive Plan and substituted an award of approximately 115,000 shares of the Company's Common Stock to certain senior executives, plus a cash amount to reimburse the executives for taxes resulting from such award. As a result, a non-recurring charge of $3,415,000 was included in the Operating Partnership's 1997 financial statements.

In connection with Bradley's stated objective to focus on the Midwest, Bradley relocated its headquarters from Boston, Massachusetts (where the Company was founded in 1961) to Northbrook, Illinois. As a result of the headquarters move, a one-time relocation charge of $409,000 was incurred during 1996.

During 1996, the Operating Partnership incurred a charge of $344,000, consisting of deferred financing costs related to the former bank line of credit and certain deferred acquisition costs related to acquisitions which Bradley chose not to pursue due to the efforts required to finalize the Tucker Acquisition.

1996 Compared to 1995

During 1996, the Operating Partnership acquired sixteen properties, including fourteen properties in connection with the Tucker Acquisition, and sold its interest in a ground lease. Including operations for the newly acquired properties and the gain on sale of $9,379,000, net income increased from $8,861,000, or $0.90 per Unit, in 1995 to $27,956,000, or $1.56 per Unit, in
1996. Per Unit amounts reflect weighted average Units outstanding of 17,932,769 in 1996 and 9,863,767 in 1995. The increased Units primarily reflect the 7,428,157 Units issued to the Company in connection with the Tucker Acquisition in March 1996 and the 2,875,000 Units issued to the Company upon its contribution to the Operating Partnership of the net proceeds from the public offering of an equivalent number of shares of Common Stock completed in November 1996.

Property Specific Revenues and Expenses (in thousands of dollars)

                                                                                       Acquisitions/       Properties
                                              1996         1995       Difference       Dispositions      Held Both Years
                                              ----         ----       ----------       -------------     ---------------

Rental income                                $77,512      $36,405       $41,107           $41,443           $(336)
Operations, maintenance and management       $12,949      $ 5,858       $ 7,091           $ 6,432           $ 659
Real estate taxes                            $16,787      $ 8,726       $ 8,061           $ 8,346           $(285)
Depreciation and amortization                $13,286      $ 7,317       $ 5,969           $ 5,463           $ 506

Results attributable to acquisition and disposition activities

Rental income increased from $36,405,000 in 1995 to $77,512,000 in 1996, an increase of $41,107,000. Approximately $42,279,000 of the net increase was attributable to the Operating Partnership's acquisition activities, partially offset by approximately $836,000 attributable to disposition activities.

Other income increased from $167,000 in 1995 to $1,327,000 in 1996. The increase was partially a result of income received from a sales tax sharing agreement at Rollins Crossing, one of the properties acquired from Tucker. In addition, interest income earned on the Operating Partnership's cash and escrow balances increased due to an increase in the weighted average daily balances, including, since the acquisition of Tucker, approximately $3,600,000 held in various escrow accounts in accordance with the $100 million REMIC Note assumed in the Tucker Acquisition.

Operations, maintenance and management expense increased from $5,858,000 in 1995 to $12,949,000 in 1996. Approximately $6,432,000 of the increase was attributable to the Operating Partnership's acquisition activities.

Real estate taxes increased from $8,726,000 in 1995 to $16,787,000 in 1996. Approximately $8,346,000 of the increase was attributable to the Operating Partnership's acquisition activities.

Depreciation and amortization increased from $7,317,000 in 1995 to $13,286,000 in 1996, an increase of $5,969,000. Approximately $5,463,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities.

Results for properties fully operating throughout both years

The remaining decrease in rental income of approximately $336,000 was attributable to decreases at Westview Shopping Center and Grandview Plaza in the aggregate of $1,115,000, partially offset by increases in rental income at Har Mar Mall, Burning Tree Plaza and Rivercrest Shopping Center of approximately $712,000 in the aggregate. Westview Shopping Center continued to suffer from the vacancy of Burlington Coat Factory in 1994. However, as a result of management's efforts to reduce real estate taxes at the property, the Operating Partnership negotiated a decrease in the assessed value of the property, and received a tax abatement during 1996 resulting in a decrease in real estate tax expense of approximately $669,000, more than offsetting the decrease in rental income. The increase in rental income at Har Mar Mall was primarily attributable to a full year's rental income from Barnes & Noble Superstore and HomePlace. During the second half of 1996, the Operating Partnership also signed leases at Har Mar Mall for approximately 26,000 square feet, or 6% of the Center, contributing to the increase. The increase in rental income at Rivercrest Shopping Center was primarily the result of an increase in real estate tax reimbursements.

The remaining increase in operations, maintenance and management expense of $659,000 was attributable to increases at Sun Ray Shopping Center, Har Mar Mall, and Rivercrest Shopping Center. The increase was also due to a harsh winter in Minnesota and New England in 1996, resulting in an increase in snow removal costs of approximately $172,000 for properties held in the portfolio throughout 1996 and 1995. The increase in operations, maintenance and management expense was partially offset by cost savings resulting from the completion of the internalization of the property management function for the properties in the Midwest.

The remaining increase in depreciation and amortization of $506,000 was primarily a result of new construction and leasing at White Bear Hills, Har Mar Mall and Burning Tree Plaza as well as new tenancies at various other locations.

Non-Property Specific Expenses

Mortgage and other interest increased from $4,705,000 in 1995 to $13,404,000 in 1996. Interest expense on the line of credit, net of amounts capitalized, increased from $2,011,000 to $5,666,000. The increase in interest expense on the line of credit was due to a higher average outstanding balance primarily as a result of paying off Tucker's secured line of credit with the Operating Partnership's unsecured line of credit in March 1996, and the repayment of three mortgages secured by Sun Ray Shopping Center for approximately $12,300,000 with cash drawn on the line of credit. The weighted average interest rate on the mortgage notes secured by Sun Ray Shopping Center was 10.53%. The weighted average interest rate on outstanding borrowings under the line of credit decreased to 7.84% in 1996 from 8.00% in 1995. Mortgage interest expense increased from $2,694,000 in 1995 to $7,738,000 in 1996, primarily the result of the Operating Partnership's assumption of the $100,000,000 REMIC Note in connection with the Tucker Acquisition. The effective rate on the REMIC is 7.23% and mortgage interest on the REMIC was approximately $5,729,000 during 1996. The increase in mortgage interest expense was partially offset by a decrease attributable to the repayment of three mortgage notes secured by Sun Ray Shopping Center.

General and administrative expenses increased from $1,105,000 in 1995 to $3,005,000 in 1996. Following the Tucker Acquisition, the Operating Partnership reorganized its internal operations to function by disciplines rather than geography, adding executive management for leasing, asset management and acquisition activities, completing the internalization of property management and leasing functions and increasing the number of employees from 16 at December 31, 1995, to 81 at December 31, 1996. In addition, as a result of its headquarters move from Boston, Massachusetts to Northbrook, Illinois, the Operating Partnership incurred a one-time relocation charge of $409,000 in 1996.

During 1996, the Operating Partnership incurred a charge of $344,000, consisting of deferred financing costs related to the Operating Partnership's former bank line of credit and certain deferred acquisition costs related to acquisitions which the Operating Partnership chose not to pursue due to the efforts required to finalize the Tucker transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements and Schedule later in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                   PART III
                                   --------

Note: The Company is the sole general partner of the Operating Partnership. Information with respect to the directors and officers of the general partner is contained in various portions of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein (as set forth below) pursuant to the provisions of General Instruction G(1) to Form S-K and Rule 12b-23.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 4.A. under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information under the headings "Information Regarding Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item 11 is hereby incorporated by reference to the information under the headings "Compensation of Directors and Executive Officers," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements" and "Share Performance Graph" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Beneficial Ownership of Shares" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Party Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) The following documents are filed as part of this Report:

(1) and (2) The Financial Statements and Schedules required by Item 8 are listed in the Index to Financial Statements and Schedules following the signatures to this Report.

(3) The following exhibits (listed according to the exhibit index set forth in the instructions to Item 601 of Regulation S-K), are a part of this Report. References below to "the Company" are to Bradley Real Estate, Inc.

        Exhibit No.        Description                                                                   Page
        -----------        -----------                                                                   ----
           3.1             Second Restated Agreement of Limited Partnership of Bradley Operating         N/A
                           Limited Partnership dated as of September 2, 1997, incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10/A-2 on
                           November 14, 1997.

           3.2.1           Articles of Amendment and Restatement of Bradley Real Estate, Inc.,           N/A
                           incorporated by reference to Exhibit 3.1 of the Company's Current
                           Report on Form 8-K dated October 17, 1994.

          3.2.2            Articles of Merger between Bradley Real Estate Trust and Bradley Real          N/A
                           Estate, Inc., incorporated by reference to Exhibit 3.2 of the
                           Company's Current Report on Form 8-K dated October 17, 1994.

          3.2.3            Articles of Merger between Tucker Properties Corporation and Bradley           N/A
                           Real Estate, Inc., incorporated by reference to Exhibit 3.3 of the
                           Company's Annual Report on Form 10-K dated March 25, 1996.

          4.1.1*           Form of certificate evidencing ownership of General Partner Units of            38
                           the Registrant.

          4.1.2*           Form of certificate evidencing ownership of Limited Partner Units of            40
                           the Registrant.

          4.2.1            Text of Indenture dated as of November 24, 1997 by and between Bradley         N/A
                           Operating Limited Partnership and LaSalle National Bank relating to the Senior Debt Securities of Bradley Operating Limited Partnership,
                           incorporated by reference to Exhibit 4.1 to Registrant's Registration
                           Statement on Form S-3 (File No. 333-36577) dated September 26, 1997.

          4.2.2            Definitive Supplemental Indenture No. 1 dated as of November 24,               N/A
                           1997 between Bradley Operating Limited Partnership and LaSalle National
                           Bank, incorporated by reference to Exhibit 4.1 of Registrant's Current
                           Report on Form 8-K dated November 24, 1997.

          4.2.3            Definitive Supplemental Indenture No. 2 dated as of January 28, 1998           N/A
                           between Bradley Operating Limited Partnership and LaSalle National
                           Bank, incorporated by reference to Exhibit 4.1 of Registrant's
                           Current Report on Form 8-K dated January 28, 1998.

         10.1.1            Unsecured Revolving Credit Agreement dated as of December 23, 1997             N/A
                           among Bradley Operating Limited Partnership, as Borrower and The First
                           National Bank of Chicago, BankBoston, N.A. and certain other banks, as
                           Lenders, and The First National Bank of Chicago, as Administrative
                           Agent and BankBoston, N.A., as Documentation Agent and Bank of America
                           National Trust & Savings Association and Fleet National Bank as
                           Co-Agents, incorporated by reference to Exhibit 99.1 of the Company's
                           Current Report on Form 8-K dated December 19, 1997.

         10.1.2            Form of Guaranty made as of December 23, 1997 by Bradley Financing             N/A
                           Partnership and Bradley Real Estate, Inc. for the benefit of The First
                           National Bank of Chicago, incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K dated December 19, 1997.

         21.1*             Subsidiaries of the Registrant.                                                 42

         23.1*             Consent of KPMG Peat Marwick LLP (regarding Form S-3 Registration               43
                           Statements).

         27.1*             Financial Data Schedule                                                         44

----------------------------
*Filed herewith.

(b)  Reports on Form 8-K
     -------------------

The following Forms 8-K were filed by the Registrant during the period October 1, 1997 through December 31, 1997:

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

     2) November 24, 1997 (filed November 24, 1997), reporting in Item 5., the issuance by Bradley Operating Limited Partnership of $100,000,000 7% Notes due 2004.

     3) December 1, 1997 (filed December 1, 1997), reporting in Item 5., the public offering of 990,000 shares of Common Stock of Bradley Real Estate, Inc. and the contribution of the proceeds thereof to the Registrant.

     4)  December 8, 1997 (filed December 8, 1997), reporting in Item 5. and
         Item 7., an Underwriting Agreement with C.E. Unterberg, Towbin relating to a public offering of 300,000 shares of Common Stock of Bradley Real Estate, Inc. and the contribution of the proceeds thereof to the Registrant.

The following Forms 8-K were filed with respect to events subsequent to December 31, 1997:

     1)  January 28, 1998 (filed January 28, 1998), reporting in Item 5. and
         Item 7., the issuance by Bradley Operating Limited Partnership of $100,000,000 7.2% Notes due 2008.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March 1998.

                                    BRADLEY OPERATING LIMITED PARTNERSHIP

                                    by: /s/ Thomas P. D'Arcy
                                        --------------------------------
                                        Thomas P. D'Arcy, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas P. D'Arcy                                            March 19, 1998
-----------------------------------------------                 --------------
Thomas P. D'Arcy, President, CEO and Director

/s/ Irving E. Lingo, Jr.                                        March 19, 1998
-----------------------------------------------                 --------------
Irving E. Lingo, Jr., Chief Financial Officer and Treasurer

/s/ David M. Garfinkle                                          March 19, 1998
----------------------------------------------                  --------------
David M. Garfinkle, Controller

/s/ Stephen G. Kasnet                                           March 19, 1998
----------------------------------------------                  --------------
Stephen G. Kasnet, Director

/s/ W. Nicholas Thorndike                                       March 19, 1998
----------------------------------------------                  --------------
W. Nicholas Thorndike, Director

/s/ William L. Brown                                            March 19, 1998
----------------------------------------------                  --------------
William L. Brown, Director

/s/ Paul G. Kirk, Jr.                                           March 19, 1998
----------------------------------------------                  --------------
Paul G. Kirk, Jr., Director

/s/ Joseph E. Hakim                                             March 19, 1998
----------------------------------------------                  --------------
Joseph E. Hakim, Director

/s/ A. Robert Towbin                                            March 19, 1998
----------------------------------------------                  --------------
A. Robert Towbin, Director

BRADLEY OPERATING LIMITED PARTNERSHIP AND PREDECESSOR BUSINESS AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
Report of Independent Auditors for the years ended
December 31, 1997, 1996 and 1995                               F2

Financial Statements

  Consolidated Balance Sheets - December 31, 1997 and 1996     F3

  For the years ended December 31, 1997, 1996 and 1995:

  Consolidated Statements of Income                            F4

  Consolidated Statements of Changes in Capital                F5

  Consolidated Statements of Cash Flows                        F6

  Notes to Financial Statements                                F7

Schedule

  Schedule III - Real Estate and Accumulated Depreciation      F21

All other schedules have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.

                                      F1

                         Independent Auditors' Report


The Board of Directors of Bradley Real Estate, Inc.
and Unit Holders of Bradley Operating Limited Partnership:

We have audited the consolidated financial statements of Bradley Operating Limited Partnership and Predecessor Business and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bradley Operating Limited Partnership and Predecessor Business and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG PEAT MARWICK LLP


Chicago, Illinois
January 28, 1998


                                      F2

                     BRADLEY OPERATING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                     1997                 1996
                                                                  --------------------------------
ASSETS
Real estate investments - at cost                                 $626,247,000        $490,133,000
Accumulated depreciation and amortization                          (40,574,000)        (30,670,000)
                                                                  ------------        ------------

Net real estate investments                                        585,673,000         459,463,000

Real estate investments held for sale                               52,692,000          10,285,000

Other assets:
 Cash and cash equivalents                                           4,747,000           7,462,000
 Rents and other receivables, net of allowance for
   doubtful accounts of $2,438,000 for 1997
   and $1,636,000 for 1996                                          13,038,000           9,543,000
 Deferred charges, net and other assets                             12,641,000          15,531,000
                                                                  ------------        ------------

Total assets                                                      $668,791,000        $502,284,000
                                                                  ============        ============

LIABILITIES AND PARTNERS' CAPITAL
Mortgage loans                                                      51,227,000         125,394,000
Unsecured notes payable                                             99,783,000                   -
Line of credit                                                     151,700,000          63,500,000
Accounts payable, accrued expenses and other liabilities            25,361,000          19,606,000
                                                                  ------------        ------------

Total liabilities                                                  328,071,000         208,500,000
                                                                  ------------        ------------

Minority interest                                                      770,000             874,000
                                                                  ------------        ------------

Partners' capital:
 General partner                                                   318,845,000         288,764,000
 Limited partners                                                   21,105,000           4,146,000
                                                                  ------------        ------------

Total partners' capital                                            339,950,000         292,910,000
                                                                  ------------        ------------

Total liabilities and partners' capital                           $668,791,000        $502,284,000
                                                                  ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.



                                      F3

                     BRADLEY OPERATING LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended December 31,
                                                         1997                 1996                1995
                                                      ---------------------------------------------------
INCOME:
 Rental income                                        $96,115,000          $77,512,000        $36,405,000
 Other income                                           1,437,000            1,327,000            167,000
                                                      -----------          -----------        -----------
                                                       97,552,000           78,839,000         36,572,000
                                                      -----------          -----------        -----------
EXPENSES:

 Operations, maintenance and management                14,012,000           12,949,000          5,858,000
 Real estate taxes                                     18,398,000           16,787,000          8,726,000
 Mortgage and other interest                           16,562,000           13,404,000          4,705,000
 General and administrative                             4,538,000            3,005,000          1,105,000
 Non-recurring stock-based compensation                 3,415,000                    -                  -
 Corporate office relocation                                    -              409,000                  -
 Write-off of deferred financing and                            -              344,000                  -
   acquisition costs                                   16,606,000           13,286,000          7,317,000
 Depreciation and amortization                        -----------          -----------        -----------
                                                       73,531,000           60,184,000         27,711,000
                                                      -----------          -----------        -----------

Income before net gain on sale of properties
  and extraordinary item                               24,021,000           18,655,000          8,861,000
Net gain on sale of properties                          7,438,000            9,379,000                  -
                                                      -----------          -----------        -----------
Income before extraordinary item and
  allocation to minority interest                      31,459,000           28,034,000          8,861,000
Income allocated to minority interest                    (100,000)             (78,000)                 -
                                                      -----------          -----------        -----------
Income before extraordinary item                       31,359,000           27,956,000          8,861,000
Extraordinary loss on prepayment of debt,
  net of minority interest                             (4,817,000)                   -                  -
                                                      -----------          -----------        -----------

Net income                                            $26,542,000          $27,956,000        $ 8,861,000
                                                      ===========          ===========        ===========
Weighted average Units outstanding                     22,576,084           17,932,769          9,863,767
Basic earnings per Unit:
  Income before extraordinary item                    $      1.39          $      1.56        $      0.90
  Extraordinary loss on prepayment of
    debt, net of minority interest                          (0.21)                   -                  -
                                                      -----------          -----------        -----------
 Net income                                           $      1.18          $      1.56        $      0.90
                                                      ===========          ===========        ===========

Diluted earnings per Unit:
  Income before extraordinary item                    $      1.39          $      1.56        $      0.90
  Extraordinary loss on prepayment of
    debt, net of minority interest                          (0.21)                   -                  -
                                                      -----------          -----------        -----------
 Net income                                           $      1.18          $      1.56        $      0.90
                                                      ===========          ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                      F4

                     BRADLEY OPERATING LIMITED PARTNERSHIP

                 CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

                                                               Predecessor       Limited        General          Total
                                                                  Equity        Partners        Partner         Capital
                                                              ------------------------------------------------------------

Balance at December 31, 1994                                  $  94,579,000   $          -   $           -    $ 94,579,000
 Net income                                                       8,861,000              -               -       8,861,000
 Cash distributions                                             (13,528,000)             -               -     (13,528,000)
 Capital contributions                                           45,186,000              -               -      45,186,000
                                                              -------------    -----------    ------------    ------------
Balance at December 31, 1995                                    135,098,000              -               -     135,098,000
 Reclassification of Predecessor Business Owners'
   Equity in connection with Tucker Acquisition                (135,098,000)             -     135,098,000               -
 Net income                                                               -        396,000      27,560,000      27,956,000
 Cash distributions                                                       -       (309,000)    (23,695,000)    (24,004,000)
 Tucker capital contribution                                              -      4,394,000     102,801,000     107,195,000
 Capital contributions                                                    -              -      46,665,000      46,665,000
 Reallocation of minority interest                                        -       (283,000)        283,000               -
 GP Units issued upon redemption of LP Units                              -        (52,000)         52,000               -
                                                              -------------    -----------    ------------    ------------
Balance at December 31, 1996                                              -      4,146,000     288,764,000     292,910,000
 Net income                                                               -        940,000      25,602,000      26,542,000
 Cash distributions                                                       -     (1,117,000)    (29,972,000)    (31,089,000)
 Capital contributions                                                    -              -      28,250,000      28,250,000
 Reallocation of minority interest                                        -     (6,184,000)      6,184,000               -
 GP Units shares issued upon redemption of LP Units                       -        (17,000)         17,000               -
 Acquisition of properties for LP Units                                   -     23,350,000               -      23,350,000
 Other                                                                    -        (13,000)              -         (13,000)
                                                              -------------    -----------    ------------    ------------
Balance at December 31, 1997                                  $           -    $21,105,000    $318,845,000    $339,950,000
                                                              =============    ===========    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                      F5

                     BRADLEY OPERATING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                             1997               1996               1995
                                                     --------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  26,542,000      $  27,956,000       $  8,861,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:

   Depreciation and amortization                             16,606,000         13,286,000          7,317,000
   Extraordinary loss on prepayment of debt, net
    of minority interest                                      4,817,000                  -                  -
   Non-recurring stock-based compensation                     3,415,000                  -                  -
   Net gain on sale of properties                            (7,438,000)        (9,379,000)                 -
   Write-off of deferred financing and acquisition
    costs                                                             -            344,000                  -
   Income allocated to minority interest                        100,000             78,000                  -

Change in operating assets and liabilities, net of
 the effect of the Tucker acquisition in 1996:
 (Increase) decrease in rents and other receivables          (3,629,000)         1,659,000         (2,895,000)
 Increase in accounts payable, accrued expenses and
  other liabilities                                           3,813,000            613,000            362,000
 (Increase) decrease in deferred charges                      1,360,000         (2,296,000)          (482,000)
                                                          -------------      -------------       ------------
  Net cash provided by operating activities                  45,586,000         32,261,000         13,163,000
                                                          -------------      -------------       ------------

Cash flows from investing activities:
 Expenditures for real estate investments                  (137,945,000)        (9,088,000)                 -
 Expenditures for capital improvements                       (9,985,000)        (9,642,000)        (9,410,000)
 Purchase of Tucker, net of cash acquired                             -         (2,130,000)                 -
 Net proceeds from sale of properties                        25,281,000                  -                  -
 Excess proceeds from like-kind exchange
  of properties                                                       -          4,145,000                  -
 Decrease in investing - related deferred charges                     -                  -            106,000
 Expenditures for purchase of advisory business                       -                  -           (649,000)
                                                          -------------      -------------       ------------
  Net cash used in investing activities                    (122,649,000)       (16,715,000)        (9,953,000)
                                                          -------------      -------------       ------------

Cash flows from financing activities:
 Borrowings from lines of credit                            148,600,000        132,500,000         15,300,000
 Payments under lines of credit                             (60,400,000)      (129,708,000)       (39,700,000)
 Proceeds from issuance of unsecured notes payable           99,780,000                  -                  -
 Expenditures for financing costs                            (3,104,000)        (1,468,000)                 -
 Prepayment of mortgage loans                              (100,000,000)       (32,234,000)        (4,712,000)
 Payments associated with prepayment of debt                 (4,444,000)                 -                  -
 Distributions paid                                         (31,089,000)       (24,004,000)       (13,528,000)
 Distributions to minority interest holders                    (174,000)          (101,000)                 -
 Capital contributions                                       25,835,000         46,665,000         40,887,000
 Principal payments on mortgage loans                          (656,000)          (431,000)          (336,000)
 Reorganization costs                                                 -                  -           (617,000)
                                                          -------------      -------------       ------------
  Net cash provided by (used in) financing activities        74,348,000         (8,781,000)        (2,706,000)
                                                          -------------      -------------       ------------

Net increase (decrease) in cash and cash equivalents         (2,715,000)         6,765,000            504,000

Cash and cash equivalents:
 Beginning of year                                            7,462,000            697,000            193,000
                                                          -------------      -------------       ------------
 End of year                                              $   4,747,000      $   7,462,000       $    697,000
                                                          =============      =============       ============

Supplemental cash flow information:
 Interest paid, net of amount capitalized                 $  15,623,000      $  13,366,000       $  4,854,000
                                                          =============      =============       ============


  The accompanying notes are an integral part of these consolidated financial statements.


                                      F6

                     BRADLEY OPERATING LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Bradley Operating Limited Partnership and its Predecessor Business ("BOLP") is the entity through which Bradley Real Estate, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. BOLP focuses on the ownership and operation of community and neighborhood shopping centers primarily located in the midwestern United States. As of December 31, 1997, BOLP owned 53 properties (52 shopping centers and one office/retail property) in 11 states, aggregating over 10.1 million square feet of rentable space, substantially all of which are located in Midwest markets making BOLP one of the leading owners of community and neighborhood shopping centers in this region. BOLP's shopping centers have a diverse tenant mix dominated by supermarkets, drug stores and other consumer necessity or value-oriented retailers. The Company currently owns an approximately 94% economic interest in and is the sole general partner of BOLP. This structure is commonly referred to as an umbrella partnership REIT, or "UPREIT." Economic interests in BOLP are evidenced by units of partnership interest ("Units") with the interest of the general partner evidenced by general partner units ("GP Units"). The interests of persons who have contributed direct or indirect interests in certain properties to BOLP are evidenced by limited partner units ("LP Units"). Each LP Unit is designed to provide distributions to the holder that are equal to the distributions paid on each share of Bradley common stock; and each LP Unit is redeemable (subject to certain limitations) by the holder for the cash equivalent at the time of redemption of one share of Bradley common stock or, at Bradley's option, for one share of Bradley common stock. Under the Partnership Agreement, whenever Bradley issues any shares of its common stock, it contributes the proceeds to BOLP, and concurrently the number of GP Units held by Bradley is increased by the number of newly issued shares, such that the number of GP Units is at all times equal to the number of outstanding shares of Bradley common stock.

BOLP as used herein means Bradley Operating Limited Partnership and its subsidiaries on a consolidated basis, or, where the context requires, Bradley Operating Limited Partnership only. As used herein, the "Company" refers to Bradley Real Estate, Inc. and its subsidiaries on a consolidated basis (including BOLP) or, where the context so requires, Bradley Real Estate, Inc. only. The Predecessor Business refers to the accounts and operations of the Company, exclusive of operating items associated with its existence as a public company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The financial statements are prepared on the accrual basis in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The consolidated financial statements of BOLP include the accounts and operations of BOLP, Bradley Financing Partnership (a general partnership of which BOLP owns 99% and a wholly-owned corporate subsidiary owns the remaining 1%), and the general partnership interest in the joint venture that owns Williamson Square Shopping Center which is held through BOLP. Due to BOLP's ability as general partner to directly or indirectly control each of these subsidiaries, each is consolidated for financial reporting purposes.

Upon the acquisition of Tucker Properties Corporation ("Tucker") in 1996, the limited partners in Tucker Operating Limited Partnership ("TOP"), in which Tucker had a 95.9% general partnership interest, received 314,739 LP Units in BOLP in exchange for their limited partnership units in TOP. During 1997, 1,212,630 LP Units were issued in connection with the acquisition of four shopping centers. The LP Units are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. During 1997 and 1996, 1,238 LP Units and 3,738 LP Units, respectively, were converted to common shares, leaving 1,522,393 LP Units outstanding at December 31, 1997, compared with 311,001 LP Units outstanding at December 31, 1996.


                                      F7

Rents and Other Receivables
---------------------------

Management has determined that all of BOLP's leases with its various tenants are operating leases. Revenues for such leases are recognized using the straight-line method over the remaining term of the leases.

Real Estate Investments
-----------------------

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization has been calculated using the straight-line method based upon the following estimated useful lives of assets:


          Buildings                         31.5 - 39 years
          Improvements and alterations         1 - 39 years

Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $2,604,000, $2,056,000, and $874,000 for 1997, 1996 and 1995,
respectively.

Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income. Real estate investments include capitalized interest and other costs on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $30,000, $150,000, and $137,000 in 1997, 1996 and 1995, respectively.

BOLP has adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121") effective January 1, 1996. This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

Real Estate Investments Held for Sale
-------------------------------------

Real estate investments held for sale are carried at the lower of cost or the fair value less cost to sell. Depreciation and amortization are suspended during the sale period.

Cash Equivalents
----------------

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Deferred Charges
----------------

A majority of deferred charges consist of agency commissions incurred in leasing BOLP's properties. Such charges are amortized using the straight-line method over the term of the related lease. In addition, deferred charges include costs incurred in connection with securing long-term debt, including the costs of entering into interest rate protection agreements. Such costs are amortized over the term of the related agreement.

Derivative Financial Instruments
--------------------------------

BOLP may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. BOLP has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes BOLP to interest rate risk and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the terms of the hedged instrument. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the derivative. Derivatives that do not satisfy the criteria above are carried at market value, and any changes in market value are recognized in other income. BOLP has only entered into derivative transactions that satisfy the aforementioned criteria.

                                      F8

Earnings Per Unit
-----------------

The Operating Partnership's LP Units are exchangeable for shares of Bradley common stock on a one-for-one basis. Accordingly, the number of Bradley common shares outstanding during periods prior to the Tucker Acquisition are equivalent to Units of the Predecessor Business, and the number of Units outstanding during periods subsequent to the Tucker Acquisition are equivalent to the number of outstanding shares of Bradley common stock plus the number of outstanding LP Units. Earnings per Unit are based on the weighted average number of Units outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128") which supersedes APB Opinion No. 15, "Earnings Per Share." Statement No. 128 replaces the presentation of "primary EPS," which BOLP has historically presented, with a presentation of "basic EPS," and replaces the presentation of "fully diluted EPS," which BOLP has not been required to present due to the immaterial difference from primary EPS, with "diluted EPS." Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to Unit holders by the weighted average number of Units outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Units were exercised or converted into Units or resulted in the issuance of Units that then shared in the earnings of the entity. Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Thus, BOLP adopted Statement No. 128 and has included the required presentation and disclosures in the accompanying financial statements, including a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation, as follows:

                                                                        Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------

                                                 1997                             1996                             1995
                                    -----------------------------------------------------------------------------------------------
                                                              Per-                             Per-                            Per-
                                     Numerator   Denominator  Unit    Numerator   Denominator  Unit   Numerator   Denominator  Unit
                                    -------------------------------  -------------------------------  ------------------------------
Basic EPS:
Income before extraordinary item    $31,359,000   22,576,084  $1.39  $27,956,000   17,932,769  $1.56  $8,861,000    9,863,767  $0.90

Effect of dilutive securities:
Stock options                                 -       42,451                   -       16,352                  -       11,977
Stock-based compensation                      -          315                   -            -                  -            -
                                    -----------   ----------         -----------   ----------         ----------   ----------

Diluted EPS:
Income before extraordinary item    $31,359,000   22,618,850  $1.39  $27,956,000   17,949,121  $1.56  $8,861,000    9,875,744  $0.90
                                    ===========   ==========  =====  ===========   ==========  =====  ==========   ==========  =====

For the years ended December 31, 1997, 1996, and 1995, options to purchase 5,500, 40,000, and 55,751 shares of common stock, respectively, at prices ranging from $17.00 to $22.00 were outstanding during 1997, 1996, and 1995, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares.

Stock Option Plans
------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). BOLP elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per Unit as if the fair value method of accounting defined in Statement No. 123 had been applied. See Note 9 for the required disclosures.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During 1997, four shopping centers were acquired for $45,252,000, which included the issuance of 1,212,630 LP Units valued at $23,350,000. Also during 1997, the acquisition of four shopping centers included the assumption of $26,677,000 of non-recourse mortgage indebtedness.


                                      F9

The merger acquisition of Tucker on March 15, 1996 resulted in the following non-cash effect on BOLP's balance sheet:

     Assets acquired                            $(310,443,000)
     Liabilities assumed                          204,615,000
     Capital stock issued, at $.01 par value           75,000
     Additional paid-in capital                   103,623,000
                                                -------------
     Purchase of Tucker, net of cash acquired   $  (2,130,000)
                                                =============

The like-kind exchange of Nicollet Avenue and Brookdale Square in March 1996, resulted in a decrease in other net operating assets of $1,649,000 and the Operating Partnership assuming net operating liabilities of $173,000.

During 1997 and 1996, 1,238 and 3,738 shares of the Company's common stock, respectively, were issued in exchange for an equivalent number of LP Units held by the limited partners.

In 1995, the Company issued 325,000 shares of common stock having a value of $4,916,000 in connection with the acquisition of the REIT advisory business of its former advisor. The business, consisting of a nominal amount of office equipment and information systems, was contributed to BOLP.

In 1995, a property was purchased for $5,261,000 which included assumption of $2,094,000 in non-recourse mortgages.

NOTE 4 - REAL ESTATE INVESTMENTS

The following is a summary of real estate investments that are held for lease at December 31:

                                                           1997                       1996
                                                       ------------               ------------
Land                                                   $124,890,000               $ 97,904,000
Buildings                                               436,389,000                332,671,000
Improvements and alterations                             64,124,000                 55,041,000
Construction in progress                                    844,000                  4,517,000
                                                       ------------               ------------
                                                        626,247,000                490,133,000
Accumulated depreciation and amortization               (40,574,000)               (30,670,000)
                                                       ------------               ------------
                                                       $585,673,000               $459,463,000
                                                       ============               ============

During the second quarter of 1996, Augusta Plaza, Hood Commons and 585 Boylston Street were placed for sale because such properties were not aligned with BOLP's strategic property and market focus. The dispositions of these properties were completed during 1997. Additionally during 1997, BOLP completed the sale of Meadows Town Mall, redeploying the proceeds from the sale toward the acquisitions of additional properties. The net gains on the sales of Augusta Plaza, Hood Commons, and 585 Boylston Street were $826,000, $3,073,000, and $4,839,000, respectively. The net gain on sale of properties is presented net of a provision for the loss on the sale of Meadows Town Mall of $1,300,000, which represents the difference between the sales price, net of closing costs, and the carrying value of the property. At December 31, 1997, BOLP was holding for sale One North State, BOLP's only mixed use office/retail property. The disposition of this property is expected to be completed during 1998, although there can be no assurance that such disposition will occur. The results of operations for properties classified as held for sale as of December 31, 1997 and 1996, or sold during 1997, 1996 and 1995, were $8,585,000, $8,745,000, and
$2,704,000, respectively.

The following table sets forth detail with respect to the properties with ownership interests held by BOLP at December 31, 1997 (dollars in thousands). The aggregate cost of those properties for federal income tax purposes was approximately $672,759,000.

                                      F10


                                Initial cost                           Gross amount carried at December 31, 1997
                            --------------------                 -----------------------------------------------------
                                                   Capitalized                                                            Lives on
                                     Buildings     Subsequent             Buildings                             Date       which
                                        and            to                    and                Accumulated   Acquired  Depreciation
SHOPPING CENTERS            Land    Improvements   Acquisition    Land   Improvements   Total   Depreciation  by BOLP   is Computed
------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
--------
Commons of Chicago Ridge    $5,087    $15,113        $1,041      $5,087    $16,154     $21,241       $  706     1996       3 - 39
 and Annex
  Chicago Ridge, IL

Commons of Crystal Lake      3,546     20,093            58       3,546     20,151      23,697          924     1996       4 - 39
  Crystal Lake, IL

Crossroads Center            2,846      8,538           930       2,878      9,436      12,314        1,561     1992      1 - 31.5
  Fairview Heights, IL

Fairhills Shopping Center    2,031      4,982             -       2,031      4,982       7,013           64     1997         39
  Springfield, IL

Heritage Square              8,047     17,099             -       8,047     17,099      25,146          779     1996       1 - 39
  Naperville, IL

High Point Centre            2,969     16,822            65       2,969     16,887      19,856          757     1996      10 - 39
  Lombard, IL

Parkway Pointe                 799      3,197             -         799      3,197       3,996           41     1997         39
  Springfield, IL

Rivercrest Center            7,349     17,147         2,034       7,349     19,181      26,530        2,115     1994       6 - 39
  Crestwood, IL

Rollins Crossing             1,996      8,509           459       2,257      8,707      10,964          392     1996       9 - 39
  Round Lake Beach, IL

Sangamon Center North        1,952      7,809             2       1,952      7,811       9,763          100     1997       3 - 39
  Springfield, IL

Sheridan Village             2,841     19,010           206       2,841     19,216      22,057          900     1996       2 - 39
  Peoria, IL

Sterling Bazaar              2,120      4,480             -       2,120      4,480       6,600           19     1997         39
  Peoria, IL

Wardcliffe Center              478      1,841             -         478      1,841       2,319            8     1997         39
  Peoria, IL

Westview Center              6,417     14,973         3,800       6,404     18,786      25,190        2,247     1993       5 - 39
  Hanover Park, IL

INDIANA
-------
County Line Mall             5,244     11,066             -       5,244     11,066      16,310          118     1997         39
  Indianapolis, IN

Martin's Bittersweet Plaza     993      3,969             1         993      3,970       4,963          100     1997       9 - 39
  Mishawaka, IN

Speedway SuperCenter         6,098     34,555         2,182       6,410     36,425      42,835        1,609     1996       3 - 39
 and Outlots
  Speedway, IN

The Village Shopping         1,152      6,530           287       1,152      6,817       7,969          182     1996       3 - 39
 Center
  Gary, IN

Washington Lawndale          2,488     13,062           817       2,488     13,879      16,367          686     1996       4 - 39
 Commons
  Evansville, IN

                                      F11


                         Initial cost                         Gross amount carried at December 31, 1997
                    ----------------------                -------------------------------------------------
                                              Capitalized                                                                Lives on
                                Buildings     Subsequent             Buildings                                 Date        which
                                  and             to                    and                  Accumulated     Acquired   Depreciation
SHOPPING CENTERS       Land   Improvements    Acquisition    Land   Improvements    Total    Depreciation    by BOLP    is Computed
------------------------------------------------------------------------------------------------------------------------------------
IOWA
----
Burlington Plaza West  $  838      $ 4,458         $    2   $  838       $ 4,460   $ 5,298         $   57      1997        3 - 39
 Burlington, IA

Davenport Retail        1,125        4,500              -    1,125         4,500     5,625             58      1997            39
 Davenport, IA

Holiday Plaza             437        2,338              9      437         2,347     2,784             31      1997        5 - 39
 Cedar Falls, IA

Parkwood Plaza          1,530        7,062            209    1,530         7,271     8,801             85      1997       10 - 39
 Urbandale, IA

Southgate Shopping
 Center                   721        4,441              -      721         4,441     5,162             10      1997            39
 Des Moines, IA

Spring Village            925        3,636              5      925         3,641     4,566             62      1997        3 - 39
 Davenport, IA

Warren Plaza            1,103        4,892             51    1,103         4,943     6,046            120      1997        4 - 39
 Dubuque, IA

KANSAS
------
Mid-State Plaza         1,435        3,349            212    1,435         3,561     4,996              8      1997        5 - 39
 Salina, KS

Santa Fe Square         1,999        7,089            242    1,999         7,331     9,330            184      1996        3 - 39
 Olathe, KS

Westchester Square      3,279        9,837             14    3,279         9,851    13,130             43      1997        3 - 39
 Lenexa, KS

KENTUCKY
--------
Stony Brook             3,106        9,319            174    3,121         9,478    12,599            450      1996        3 - 39
 Louisville, KY

MINNESOTA
---------
Brookdale Square        2,230        6,694             11    2,230         6,705     8,935            304      1996        5 - 39
 Brooklyn, MN

Burning Tree Plaza        609        3,744          5,829      609         9,573    10,182          1,262      1993        3 - 39
 Duluth, MN

Central Valu            1,445        7,097              -    1,445         7,097     8,542             15      1997            39
 Columbia Heights, MN

Elk Park                5,486       10,466              -    5,486        10,466    15,952             22      1997        2 - 39
 Elk River, MN

Har Mar Mall            6,551       15,263          8,841    6,786        23,869    30,655          3,957      1992        5 - 39
 Roseville, MN

Hub West Shopping
 Center                   757          345          4,165      757         4,510     5,267            828      1991     10 - 31.5
 Richfield, MN

Richfield Hub           3,000        5,390          5,207    3,000        10,597    13,597          3,229      1988        2 - 39
 Shopping Center
 Richfield, MN

                                      F12


                                    Initial cost                    Gross amount carried at December 31, 1997
                              -----------------------              --------------------------------------------             Lives on
                                                                                                                              which
                                                       Capitalized                                                           Depre-
                                           Buildings   Subsequent               Buildings               Accu-                ciation
                                              and         to                      and                  mulated     Date        is
                                            Improve-     Acqui-                 Improve-                Depre-    Acquired    Comp-
SHOPPING CENTERS                  Land       ments       sition      Land        ments      Total      ciation     by BOLP    uted
------------------------------------------------------------------------------------------------------------------------------------
MINNESOTA cont.
---------------
Roseville Center                $  1,405    $  4,040    $    23    $  1,405     $  4,063    $  5,468    $   104      1997     3 - 39
 Roseville, MN

Sun Ray Shopping Center               82       2,945     12,359          91       15,295      15,386      7,894      1961     1 - 33
 St. Paul, MN

Terrace Mall                         630       1,706      2,412         630        4,118       4,748        681      1993     4 - 39
 Robbinsdale, MN

Westview Valu                      2,629       6,133          -       2,629        6,133       8,762         13      1997         39
 West St. Paul, MN

Westwind Plaza                     1,949       5,547         76       1,949        5,623       7,572        464      1994     5 - 39
 Minnetonka, MN

White Bear Hills                     750       3,762        514         755        4,271       5,026        461      1993     3 - 39
 White Bear Lake, MN

MISSOURI
--------
Grandview Plaza                      414       2,205     15,116         427       17,308      17,735      5,059      1971     3 - 33
 Florissant, MO

Liberty Corners                    1,050       6,057          -       1,050        6,057       7,107         52      1997         39
 Liberty, MO

NEW MEXICO
----------
St. Francis Plaza                  1,578       3,683          -       1,578        3,683       5,261        252      1995     3 - 39
 Santa Fe, NM

SOUTH DAKOTA
------------
Baken Park                         2,388       7,002          -       2,388        7,002       9,390         15      1997     2 - 39
 Rapid City, SD

TENNESSEE
---------
Williamson Square                  2,570      14,561        287       2,570       14,848      17,418        737      1996     1 - 39
 Franklin, TN

WISCONSIN
---------
Madison Plaza                      2,014       6,121          -       2,014        6,121       8,135         54      1997     3 - 39
 Madison, WI

Mequon Pavilions                   2,761      15,647        125       2,761       15,772      18,533        720      1996     1 - 39
 Mequon, WI

Park Plaza                           982       4,020          -         982        4,020       5,002          9      1997         39
 Manitowoc, WI

Spring Mall                        1,790      12,317          -       1,790       12,317      14,107         26      1997         39
 Greenfield, WI                 --------    --------    -------    --------     --------    --------    -------

Total shopping centers          $124,021    $434,461    $67,765    $124,890     $501,357    $626,247    $40,574
                                --------    --------    -------    --------     --------    --------    -------

RETAIL/OFFICE BUILDING
----------------------
One North State                   16,765      37,317        466      16,947       37,601      54,548      1,856      1996
 Chicago, IL                    --------    --------    -------    --------     --------    --------    -------

Real estate investments held    $ 16,765    $ 37,317    $   466    $ 16,947     $ 37,601    $ 54,548    $ 1,856
  for sale                      --------    --------    -------    --------     --------    --------    -------

Total real estate investments   $140,786    $471,778    $68,231    $141,837     $538,958    $680,795    $42,430
                                ========    ========    =======    ========     ========    ========    =======

                                      F13

NOTE 5 - MORTGAGE LOANS, UNSECURED NOTES PAYABLE AND LINE OF CREDIT

Mortgage loans outstanding at December 31 consist of the following:

                                                                                   1997              1996
                                                                                -----------      ------------
Mortgage loan secured by Richfield Hub Shopping Center, at 9.875%,
 maturing September 1998.                                                       $ 5,270,000      $  5,355,000

Mortgage loan secured by Hub West Shopping Center, at 9.875%, maturing
 September 1998.                                                                  4,865,000         4,942,000

Mortgage loan secured by Martin's Bittersweet Plaza, at 8.875%,
 maturing June 2003.                                                              3,679,000                 -

Mortgage loan secured by Williamson Square, at 8.000%, maturing August
 2005.                                                                           12,709,000        12,902,000

Mortgage loan secured by Spring Mall, at 7.250%, maturing October 2006,
 including unamortized premium of $1,174,000.                                     9,904,000                 -

Mortgage loan secured by Southgate Shopping Center, at 7.250%, maturing
 October 2007, including unamortized premium of $207,000.                         3,159,000                 -

Mortgage loan secured by St. Francis Plaza, at 8.125%, maturing                   1,845,000         1,945,000
 December 2008.

Mortgage loan secured by Elk Park, at 7.640%, maturing August 2016.               9,796,000                 -

Mortgage note secured by six properties, at 7.230%, maturing September
 2000, including unamortized premium of $250,000.                                         -       100,250,000
                                                                                -----------      ------------
                                                                                $51,227,000      $125,394,000
                                                                                ===========      ============

The net book value of real estate pledged as collateral for loans was approximately $76,523,000 (see Note 4). The mortgage loans collateralized by Richfield Hub Shopping Center and Hub West Shopping Center are cross-collateralized.

In connection with the acquisition of Tucker, BOLP assumed the obligations under a $100 million mortgage note with a fair value of $100,300,000 and an effective interest rate of 7.23% at the date of acquisition. The mortgage note, scheduled to mature September 2000, was secured by Commons of Crystal Lake, Heritage Square, Sheridan Village, Speedway SuperCenter (excluding Outlots), Washington Lawndale Commons and One North State. The mortgage note was issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). In September 1997, BOLP filed a "shelf" registration statement under which it may issue up to $300 million in unsecured non-convertible investment grade debt securities, giving it the flexibility to issue such debt securities from time to time when it determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During August 1997, Standard & Poor's Investment Services ("Standard & Poor's") assigned an investment grade corporate credit rating of "BBB-" to BOLP. In November 1997, Moody's Investors Service ("Moody's") assigned a prospective rating of "(P)Baa3" to the unissued "shelf" registration of debt securities filed by BOLP. On November 26, 1997, BOLP prepaid the REMIC Note primarily with the proceeds of the offering by BOLP of $100 million of 7% unsecured Notes due November 15, 2004. The issue was rated "BBB-" by Standard & Poor's, and "Baa3" by Moody's. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,212,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended BOLP's weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1997, net of the unamortized discount, was $99,783,000. The effective interest rate on the unsecured Notes is approximately 7.194%.

In December 1997, BOLP entered into a new $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston, replacing the previous $150 million unsecured line of credit. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $100 million, a competitive bid rate solicited from the syndicate of banks. Based on BOLP's current credit rating assigned by Standard & Poor's and Moody's, the spread over

                                      F14

LIBOR is 1.00%. Additionally, there is a facility fee currently equal to $300,000 per annum. In the event the current credit ratings were downgraded by either Standard & Poor's or Moody's, the facility fee would increase to $500,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. The line of credit is guaranteed by the Company and matures in December 2000. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. BOLP incurred an extraordinary loss on the prepayment of debt of $605,000 in connection with replacing the previous line of credit. At December 31, 1997, the weighted average interest rate on the line of credit was 7.19%. The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness BOLP may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. BOLP believes it was in compliance with such covenants during 1997 and that such covenants will not adversely affect BOLP's business or the operation of its properties.

BOLP uses Treasury Note purchase agreements and interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt and to hedge interest rates in anticipation of issuing unsecured debt at a time when management believes interest rates are favorable, or at least desirable given the consequences of not hedging an interest rate while BOLP is exposed to increases in interest rates. BOLP does not use derivative financial instruments for trading or speculative purposes. At December 31, 1997, BOLP was party to interest rate cap agreements which entitle BOLP to receive on a quarterly basis, the amount, if any, by which the applicable three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount exceeds the applicable cap rate for the protected amount. BOLP was also party to a swap agreement whereby BOLP receives or makes quarterly payments based on the differential between the three-month LIBOR Rate (as defined in the interest rate protection agreement) for the protected amount and the applicable fixed swap rate for the protected amount.

The following summarizes the interest rate protection agreements outstanding at December 31, 1997:

                                                                         Effect on
       Notional           Maximum       Type of                           Interest         Fair Value
        Amount              Rate        Contract           Maturity        Expense      December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
   $ 43,000,000             6.00%         Swap          April 14, 1998     $118,000           $(31,000)
     40,000,000             7.50%          Cap          March 18, 1998            -                  -
     17,000,000             7.50%          Cap          April 11, 1998            -                  -
   ------------                                                            --------           --------
   $100,000,000                                                            $118,000           $(31,000)
   ============                                                            ========           ========

The aggregate unamortized cost of the interest rate protection agreements was $34,000 at December 31, 1997. Additionally, in anticipation of issuing unsecured debt in the first quarter of 1998, BOLP entered into two Treasury Note purchase agreements with notional amounts of $37 million each, expiring March 2, 1998. The contracts were terminated at a cost of $3,798,000 as of January 23, 1998, the date upon which BOLP priced a $100 million issuance of ten-year unsecured Notes (see Note 13). As of December 31, 1997, the fair value of the Treasury Note purchase agreements was a deficit of $2,942,000. BOLP has treated the Treasury Note purchase agreements as hedges and, accordingly, the loss recognized upon termination of the Treasury Note purchase agreement will be deferred and amortized over the term of the underlying debt security as an adjustment to interest expense. The fair values of the interest rate protection agreements are estimated using option-pricing models that value the potential for the interest rate protection agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. The negative fair value represents the estimated amount BOLP would have to pay to cancel the contract or transfer it to other parties.

Scheduled principal payments on debt outstanding at December 31, 1997 are as follows, after considering the effect of a $100 million debt issuance subsequent to year-end (see Note 13):

                           1998                           $ 10,991,000
                           1999                                918,000
                           2000                             53,372,000
                           2001                              1,060,000
                           2002                              1,140,000
                           Thereafter                      235,229,000
                                                          ------------
                                                          $302,710,000
                                                          ============

                                      F15

NOTE 6 - RENTALS UNDER OPERATING LEASES

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1997 are as follows:

             1998                         $ 74,370,000
             1999                           68,813,000
             2000                           62,083,000
             2001                           55,549,000
             2002                           47,168,000
             Later Years                   259,509,000
                                          ------------
                                          $567,492,000
                                          ============


Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. Contingent rentals earned amounted to approximately $1,864,000, $1,397,000, and $1,083,000 in 1997, 1996 and 1995,
respectively. Certain leases also require lessees to pay all or a portion of real estate taxes and operating costs, amounting to $25,253,000, $21,748,000, and $10,774,000 in 1997, 1996 and 1995, respectively.

No tenant accounted for as much as 10% of rental income in 1997, 1996 or 1995. One North State accounted for greater than 10% of BOLP's rental income during 1997 and 1996.

NOTE 7 - INCOME TAXES

BOLP is not liable for federal income taxes and each partner reports its allocable share of income and deductions on its respective return; accordingly, no provision for income taxes is required in the consolidated financial statements.

NOTE 8 - PARTNERS' CAPITAL

In general, the Partnership Agreement provides for operating distributions to be made, subject to any priority distribution rights of any class or series of Preferred Units, first to the limited partners in an amount equal to the lesser of (i) 99% of the cash available for distribution from BOLP and (ii) an amount calculated in a manner intended to provide the limited partners with distributions on each of their LP Units equal to the dividend paid for the same period on a share of the Company's common stock. Any remaining cash from operations available for distribution will be distributed to the Company as general partner to the extent determined by the general partner. Subject to any priority distribution rights of any class or series of Preferred Units, the Partnership Agreement generally provides for liquidating distributions to the limited partners equal to either (i) an amount per Unit intended to equal the amount distributed with respect to each share of the Company's common stock upon the concurrent liquidation of BOLP and the Company or (ii) in the event that BOLP is liquidated other than in connection with the liquidation of the Company, an amount per Unit equal to the then market price of a share of the Company's common stock; provided, however, that the limited partners will not receive more than 99% of any proceeds available for distribution from the liquidation of BOLP. Any remaining liquidation proceeds will be distributed to the Company as the general partner. Income, gains, and losses are allocated to the partners holding Units in proportion to their ownership interests during the period.

In January 1995, the Company issued 325,000 shares of common stock in conjunction with the purchase of the REIT advisory business of its former advisor. The business, consisting of a nominal amount of office equipment and information systems, was contributed to BOLP. Additionally, the employees of the advisory business became employees of Bradley. In April 1995, the Company issued 182,500 shares of common stock at a price of $17 per share, which proceeds were applied to the acquisition of St. Francis Plaza, which property was contributed to BOLP. In July 1995, the Company completed a public share offering of 2,500,000 shares of common stock at a price of $16 per share. Net proceeds from the offering of approximately $37,405,000 (net of offering costs of approximately $2,595,000) were contributed to BOLP and were used to pay-down the bank line of credit and non-recourse mortgages assumed in November 1994, in connection with the Westwind Plaza purchase.

In November 1996, the Company completed a public offering of 2,875,000 shares of common stock (including shares issued pursuant to the exercise of the underwriter over-allotment option) at a price of $16.50 per share. Net proceeds from the offering, approximately $44,851,000 (net of offering costs of $2,618,000), were contributed to BOLP and were used to reduce outstanding indebtedness incurred under the line of credit.

                                      F16

In May 1997, the Company filed a "shelf" registration with the Securities and Exchange Commission to register $234,460,000 of equity securities that the Company may issue through underwriters or in privately negotiated transactions for cash from time to time, providing additional capital to BOLP.

On December 1, 1997, the Company completed an offering of 990,000 shares of its common stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering, $19,166,000 (net of offering costs of $376,000), were contributed to BOLP and were used to reduce outstanding indebtedness under the line of credit. The shares were sold under a Forward Equity Program entered into with PaineWebber Incorporated ("PaineWebber") on October 21, 1997, pursuant to which the Company has the right, until April 21, 1998, to sell shares of its common stock with an aggregate value up to $60 million to PaineWebber, acting as underwriter, in amounts ranging from $5 million to $20 million per transaction. The Company completed an additional offering of 300,000 shares of its common stock on December 10, 1997 through C.E. Unterberg, Towbin at a price to the public of $20.50 per share, leaving $209,013,000 available under the "shelf" registration. Net proceeds from the offering, $5,726,000 (net of offering costs of $73,000), were contributed to BOLP and were used to reduce outstanding indebtedness under the line of credit.
A. Robert Towbin, a director of the Company, serves as Managing Director of C.E. Unterberg, Towbin.

Under the Company's Dividend Reinvestment and Share Purchase Plan in effect since 1993, share owners of record owning at least 100 shares may elect to reinvest cash dividends and make limited additional cash payments (minimum $100, maximum $2,500 per quarter) to purchase newly issued shares of the Company without brokerage fees or other transaction costs, at a 3% discount from market prices (as determined in the Plan). During 1997, 1996 and 1995, the Company issued 38,592, 13,082, and 16,714 shares, respectively, under this Plan.

The capital contributions arising from transactions described in this Note result in the issuance to the Company of GP Units (which are not convertible) in amounts equal to the number of shares issued by the Company in each respective transaction.

NOTE 9 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Bradley is obligated to contribute to BOLP all proceeds from the exercise of options or other stock-based awards granted under Bradley's Stock Option and Incentive Plan, and Bradley's interest as general partner in BOLP evidenced by GP Units will be adjusted so as to increase the number of GP Units by a number equivalent to the number of shares of common stock issued pursuant to awards under the Plan. The Plan authorizes options and other stock-based awards to be granted for up to 5% of the Company's shares outstanding from time to time. During 1997, 1996 and 1995, options for 94,500, 17,500 and 217,500 shares, respectively, were granted under this Plan. At December 31, 1997 and 1996, options for 252,000 and 180,000 shares, respectively, remained outstanding under this and a prior stock option plan (collectively the "Stock Option Plans"). A committee of Bradley's Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.

In 1997, the Company's stockholders approved a Superior Performance Incentive Plan, originally intended to provide an award pool to be divided among senior executives and directors in an amount based upon the amount (if any) by which total returns to stockholders of the Company exceeded total returns to stockholders of other REITs included in an industry index, over a three-year period. Because of administrative complexities that made the implementation of such Plan impractical, at year-end, after working with an independent compensation consultant, the Board of Directors terminated the Plan and substituted a non-recurring award of approximately 115,000 shares of the Company's common stock to certain senior executives, plus a cash amount to reimburse the executives for taxes resulting from such award. As a result, a non-recurring charge of $3,415,000 was included in BOLP's 1997 financial statements.

BOLP has estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yield of 7.13%, 8.96% and 8.87%; expected volatility of 16%, 23%, and 18%; risk-free interest rates of 5.5%, 6.1% and 6.1%; and expected lives of five years for all three years. BOLP applies Opinion No. 25 and related Interpretations in accounting for awards under the Plan. Accordingly, no compensation cost relating to the Stock Option Plans has been recognized in the accompanying financial statements. Had compensation cost for the Plan been determined consistent with Statement No. 123, net income and earnings per Unit would have been reduced to the pro forma amounts indicated below:

                                      F17

                                                                        1997                 1996                  1995
                                                                     -----------          -----------            ----------
Net income                          As Reported                      $26,542,000          $27,956,000            $8,861,000
                                    Pro Forma                        $26,482,000          $27,935,000            $8,661,000

Net income per Unit                 As Reported, basic               $      1.18          $      1.56            $     0.90
                                    As Reported, diluted             $      1.17          $      1.56            $     0.90

                                    Pro Forma, basic                 $      1.17          $      1.56            $     0.88
                                    Pro Forma, diluted               $      1.17          $      1.56            $     0.88

The effect of applying Statement No. 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

A summary of option transactions during the periods covered by these financial statements is as follows:

                                                                         Exercise Prices
                                                             Shares          Per Share
                                                            ------------------------------
Outstanding at December 31, 1993 and 1994                     91,375       $11.50 - $22.00
Granted                                                      217,500       $14.88 - $16.50
Expired                                                       (4,624)      $16.66 - $21.25
Exercised                                                     (9,000)      $11.50 - $14.88
                                                            --------
Outstanding at December 31, 1995                             295,251       $11.50 - $22.00
Granted                                                       17,500       $         14.74
Expired                                                      (24,251)      $14.75 - $22.00
Exercised                                                   (108,500)      $11.50 - $17.00
                                                            --------
Outstanding at December 31, 1996                             180,000       $11.50 - $21.25
Granted                                                       94,500       $18.16 - $19.35
Expired                                                      (12,000)      $19.35 - $21.25
Exercised                                                    (10,500)      $14.74 - $17.00
                                                            --------
Outstanding at December 31, 1997                             252,000       $11.50 - $21.25
                                                            ========

Except for 79,500 options granted to employees during 1997, all options outstanding at December 31, 1997 are fully vested and exercisable. One half of the 79,500 options granted to employees during 1997 vest on each of the first and second anniversary of the grant date over a two-year period, and have a duration of ten years from the date of grant, subject to earlier termination in certain circumstances. The weighted average exercise price per share and the weighted average contractual life of options outstanding at December 31, 1997 were $16.70 and 7.31 years, respectively. The weighted average fair value of options granted during 1997, 1996 and 1995 were $1.36, $1.21, and $0.92, respectively.

NOTE 10-FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires BOLP to disclose fair value information of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. BOLP's financial instruments, other than debt and interest rate protection agreements are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets are assumed to be at fair value.

The Company's mortgage loans are at fixed rates, and when compared with borrowing rates currently available to BOLP with similar terms and average maturities, approximate fair value. BOLP's line of credit is at a variable rate, which results in a carrying value that approximates its fair value. The fair values of the interest rate protection agreements and methodologies for determining their fair values are described in Note 5.


                                      F18

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Retirement Savings Plan
-----------------------

BOLP provides its employees with a retirement savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The provisions of the plan provide for an employer discretionary matching contribution currently equal to 35% of the employee's contributions up to 5% of the employee's compensation. The employer matching contribution is determined annually by the Board of Directors, and amounted to $43,000, $13,000, and $10,000 in 1997, 1996, and
1995, respectively. Employer contributions and any earnings thereon are vested in accordance with the following schedule:

                    Years of Service                Percentage
                    ----------------                ----------
                         1                              20%
                         2                              40%
                         3                              60%
                         4                              80%
                         5                             100%

Legal Actions
-------------

BOLP and the Company are parties to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to BOLP's financial position or results of operations.

NOTE 12 - PRO FORMA INFORMATION

On March 15, 1996, the Company closed the merger acquisition of Tucker. The acquisition was completed through the issuance of 7.4 million common shares of the Company valued at $13.96 per share, in exchange for 100% of the outstanding shares of Tucker, payment of certain transaction costs and the assumption of all of Tucker's liabilities. The Tucker share owners received .686 of a share of Bradley for each outstanding Tucker share. The acquisition was structured as a tax-free transaction, and was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the fair value of assets acquired and liabilities assumed over the purchase price was not material. Such excess was allocated to reduce proportionately, the values assigned to the properties acquired. The results of operations of Tucker have been included in the accompanying financial statements from March 15, 1996.

The following table sets forth certain summary unaudited pro forma operating data for the years ended December 31, 1996 and 1995, as if the merger had been consummated as of the beginning of 1996 and 1995 after giving effect to certain adjustments including a reduction in depreciation expense due to longer useful lives and estimated cost savings of the combined entity.

                                             Year ended December 31,
                                               1996           1995
                                           ---------------------------
                                                  (Unaudited)
Total revenues                             $89,561,000     $87,428,000
Net income                                 $29,740,000     $17,565,000
Net income per Unit, basic                 $      1.55     $      1.01
Net income per Unit, diluted               $      1.55     $      1.01


The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1996 and 1995, nor does such data purport to represent the results to be achieved in future periods.

NOTE 13 - SUBSEQUENT EVENTS

On January 28, 1998, BOLP issued $100 million, 7.2%, ten-year unsecured Notes maturing on January 15, 2008. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit. In February 1998 (unaudited), BOLP closed the acquisition of an additional shopping center located in Indiana aggregating approximately 105,000 square feet for an aggregate cost of approximately $3.7 million. Also in February 1998 (unaudited), the Company issued 392,638 shares of common stock from its "shelf" registration statement and contributed net proceeds of approximately $7.6 million to BOLP, which proceeds were used to pay down the line of credit.


                                      F19

NOTE 14 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                      March 31,      June 30,      Sept. 30,      Dec. 31,
                                                        1997           1997          1997           1997
                                                      ----------------------------------------------------
                                                          (Thousands of dollars except per share data)
Rental income                                          $22,855       $23,034        $24,033       $26,193
Net gain (loss) on sale of properties                  $ 3,073       $(1,300)       $     -       $ 5,665
Extraordinary loss on prepayment of debt,
  net of minority interest                             $     -       $     -        $     -       $(4,817)
Net income                                             $ 9,285       $ 5,284        $ 7,040       $ 4,933
Net income per Unit, basic                             $  0.42       $  0.24        $  0.31       $  0.21
Net income per Unit, diluted                           $  0.42       $  0.24        $  0.31       $  0.21


                                                      March 31,      June 30,      Sept. 30,      Dec. 31,
                                                        1996           1996          1996           1996
                                                      ----------------------------------------------------
                                                          (Thousands of dollars except per share data)
Rental income                                          $11,219       $21,982        $21,442       $22,869
Gain on sale of property                               $ 9,379       $     -        $     -       $     -
Net income                                             $11,507       $ 5,053        $ 5,086       $ 6,310
Net income per Unit, basic                             $  0.90       $  0.27        $  0.27       $  0.30
Net income per Unit, diluted                           $  0.90       $  0.27        $  0.27       $  0.30






                                      F20

                                                                    SCHEDULE III

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     -------------------------------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------

Cost                                                        December 31,
----                                                        ------------
                                               1997             1996            1995
                                           ------------     ------------     ------------
Balance, beginning of year                 $507,631,000     $189,405,000     $177,939,000
Acquisitions and other additions            199,301,000      320,053,000       11,466,000
Sale of properties and other deductions     (26,137,000)      (1,827,000)               -
                                           ------------     ------------     ------------
Balance, end of year                       $680,795,000     $507,631,000     $189,405,000
                                           ============     ============     ============


  Accumulated Depreciation
--------------------------

Balance, beginning of year                 $ 37,883,000     $ 27,591,000     $ 22,385,000
Depreciation provided                        13,407,000       10,292,000        5,206,000
Sale of properties and other deductions      (8,860,000)               -                -
                                           ------------     ------------     ------------
Balance, end of year                       $ 42,430,000     $ 37,883,000     $ 27,591,000
                                           ============     ============     ============



                                      F21