Form 10-Q
period 1998-03-31
BRADLEY OPERATING L P
filed 1998-05-15
CIK 1039189

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended March 31, 1998 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to_____

Commission file number 0-23065


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

                                Yes  X    No ___
                                    ---

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                   March 31,             December 31,
                                                                                     1998                    1997
                                                                                   --------              ------------
ASSETS
Real estate investments - at cost                                                   $660,096                $626,247
Accumulated depreciation and amortization                                            (44,582)                (40,574)
                                                                                    --------                --------

Net real estate investments                                                          615,514                 585,673

Real estate investments held for sale                                                 54,565                  52,692

Other assets:
  Cash and cash equivalents                                                            2,505                   4,747
  Rents and other receivables, net of allowance for doubtful accounts
     of $2,777 for 1998 and $2,438 for 1997                                           14,117                  13,038
  Deferred charges, net and other assets                                              18,223                  12,641
                                                                                    --------                --------

Total assets                                                                        $704,924                $668,791
                                                                                    ========                ========

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans                                                                        50,966                  51,227
Unsecured notes payable                                                              199,496                  99,783
Line of credit                                                                        79,100                 151,700
Accounts payable, accrued expenses and other liabilities                              28,153                  25,361
                                                                                    --------                --------
Total liabilities                                                                    357,715                 328,071
                                                                                    --------                --------
Minority interest                                                                        733                     770
                                                                                    --------                --------
Partners' capital:
  General partner                                                                    327,390                 318,845
  Limited partners                                                                    19,086                  21,105
                                                                                    --------                --------

Total partners' capital                                                              346,476                 339,950
                                                                                    --------                --------
Total liabilities and partners' capital                                             $704,924                $668,791
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

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per unit data)
                                  (UNAUDITED)

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                      -----------------
                                                                                        1998      1997
                                                                                      --------  -------
Income:

   Rental income                                                                      $28,736   $22,855
   Other income                                                                           619       326
                                                                                      -------   -------
                                                                                       29,355    23,181
                                                                                      -------   -------
Expenses:

   Operations, maintenance and management                                               4,333     3,333
   Real estate taxes                                                                    5,481     5,068
   Mortgage and other interest                                                          5,558     3,650
   General and administrative                                                           1,236       965
   Depreciation and amortization                                                        4,963     3,930
                                                                                      -------   -------
                                                                                       21,571    16,946
                                                                                      -------   -------

Income before gain on sale and provision for loss on real estate investments            7,784     6,235
Gain on sale of property                                                                    -     3,073
Provision for loss on real estate investment                                             (875)        -
                                                                                      -------   -------
Income before allocation to minority interest                                           6,909     9,308
Income allocated to minority interest                                                     (43)      (23)
                                                                                      -------   -------
Net income                                                                            $ 6,866   $ 9,285
                                                                                      =======   =======
Earnings per unit:
   Basic                                                                              $  0.28   $  0.42
                                                                                      =======   =======
   Diluted                                                                            $  0.28   $  0.42
                                                                                      =======   =======

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                              Limited              General               Total
                                                              Partners             Partner              Capital
                                                              --------            --------             ---------
Balance at December 31, 1997                                   $21,105            $318,845              $339,950
  Net income                                                       398               6,468                 6,866
  Cash distributions                                              (484)             (8,442)               (8,926)
  Capital contributions                                              -               8,586                 8,586
  Reallocation of minority interest                                652                (652)                    -
  GP Units issued upon redemption of LP Units                   (2,585)              2,585                     -
                                                               -------            --------              --------
Balance at March 31, 1998                                      $19,086            $327,390              $346,476
                                                               =======            ========              ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                                Quarter Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                               1998       1997
                                                                                               ----       ----
Cash flows from operating activities:
  Net income                                                                                $   6,866   $  9,285
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                              4,963      3,930
     Gain on sale of property                                                                       -     (3,073)
     Provision for loss on real estate investment                                                 875          -
     Income allocated to minority interest                                                         43         23
  Change in operating assets and liabilities:
     Increase in rents and other receivables                                                   (1,079)    (2,173)
     Increase in accounts payable, accrued expenses and other liabilities                       3,706        191
     Increase in deferred charges                                                                 (20)      (626)
                                                                                            ---------   --------
       Net cash provided by operating activities                                               15,354      7,557
                                                                                            ---------   --------

Cash flows from investing activities:
  Expenditures for real estate investments                                                    (34,392)    (6,119)
  Expenditures for capital improvements                                                        (3,128)      (947)
  Net proceeds from sale of property                                                                -     11,310
                                                                                            ---------   --------
       Net cash provided by (used in) investing activities                                    (37,520)     4,244
                                                                                            ---------   --------
Cash flows from financing activities:
  Borrowings from lines of credit                                                              44,000      5,800
  Payments under line of credit                                                              (116,600)   (14,000)
  Proceeds from issuance of unsecured notes payable                                            99,051          -
  Expenditures for financing costs                                                             (5,846)      (381)
  Distributions paid                                                                           (8,926)    (7,484)
  Distributions to minority interest holders                                                      (80)       (30)
  Capital contributions                                                                         8,586        192
  Principal payments on mortgage loans                                                           (261)      (164)
                                                                                            ---------   --------
       Net cash provided by (used in) financing activities                                     19,924    (16,067)
                                                                                            ---------   --------
Net decrease in cash and cash equivalents                                                      (2,242)    (4,266)

Cash and cash equivalents:
  Beginning of period                                                                           4,747      7,462
                                                                                            ---------   --------
  End of period                                                                             $   2,505   $  3,196
                                                                                            =========   ========

Supplemental cash flow information:
  Interest paid, net of amount capitalized                                                  $   2,281   $  3,641
                                                                                            =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Bradley Real Estate, Inc. (the "Company"), the General Partner and owner of a 94% interest in the Operating Partnership, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The accompanying interim financial statements have been prepared by the Operating Partnership, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1997.

Interests in the Operating Partnership are evidenced by two classes of Unit holders, general partner units owned by the Company as "GP Units" and limited partner units evidenced by "LP Units." Governing the Operating Partnership contemplates that there will always be as many GP Units as there are shares of common stock of the Company outstanding and that the Company will contribute to the Operating Partnership the proceeds from all issues of common stock by the Company. In addition, the holders of LP Units have the right, under certain circumstances, to exchange their Units for shares of common stock of the Company on a one-for-one basis.

NOTE 2 - EARNINGS PER UNIT

Basic earnings per unit ("EPU") is computed by dividing income available to Unit holders by the weighted average number of Units outstanding for the period. Diluted EPU is computed by reflecting the potential dilution that could occur if securities or other contracts to issue Units were exercised or converted into Units or resulted in the issuance of Units that then shared in the earnings of the Operating Partnership. A reconciliation of the numerator and denominator of the basic EPU computation to the numerator and denominator of the diluted EPU computation, is as follows:

                                                           Quarter Ended March 31,
                                     --------------------------------------------------------------------
                                                    1998                               1997
                                     Numerator   Denominator  Per-Unit  Numerator   Denominator  Per-Unit
                                     ----------  -----------  --------  ----------  -----------  --------
Basic EPU:
Income before extraordinary items    $6,866,000   24,736,940     $0.28  $9,285,000   22,257,894     $0.42

Effect of dilutive securities:
Dilutive options exercised                    -       54,379                     -       29,438
                                     ----------   ----------            ----------  -----------

Diluted EPU:
Income before extraordinary items    $6,866,000   24,791,319     $0.28  $9,285,000   22,287,332     $0.42
                                     ==========   ==========  ========  ==========  ===========  ========

For the quarters ended March 31, 1998 and 1997, options to purchase 5,500 shares of the Company's common stock at a price of $21.25 and 85,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective quarters but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the common shares during those quarters.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first quarter of 1998, 140,651 shares of the Company's common stock were issued in exchange for an equivalent number of LP Units held by the limited partners, resulting in an increase of 140,651 GP Units held by the Company.

NOTE 4 - ACQUISITION ACTIVITY

During the first quarter of 1998, the Operating Partnership completed the acquisitions of five shopping centers located in Indiana, Kentucky, Michigan, and Wisconsin aggregating 602,000 square feet for a total purchase price of approximately $33.5 million.

Additionally, during April 1998, the Operating Partnership completed the acquisition of a 285,000 square-foot shopping center located in Michigan, for a purchase price of approximately $20.6 million, increasing the total number of properties owned directly or indirectly by the Operating Partnership to 59, located in 12 states, aggregating over 11.0 million square feet of rentable space. The Operating Partnership has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed.

NOTE 5 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of March 31, 1998, the Operating Partnership is holding for sale One North State and Holiday Plaza. The net book value of these properties, $54.6 million, has been reclassified on the consolidated balance sheet from "Real estate investments" to "Real estate investments held for sale." The balance at December 31, 1997, $52.7 million, excluded Holiday Plaza, which was placed for sale during March 1998 upon the acceptance of an unsolicited offer from a prospective purchaser of the property. The sale of Holiday Plaza is expected to be completed in the second quarter, and the sale of One North State is expected to be completed in the third quarter. However, there can be no assurance that the sale of either property will be completed. Management currently expects to use the net proceeds from a sale or sales to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers within the Operating Partnership's target market and that are more in keeping with the Operating Partnership's strategic focus. The properties held for sale are no longer depreciated for financial reporting purposes.

NOTE 6 - ISSUANCE OF UNSECURED NOTES PAYABLE

On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. The issue was rated "BBB-" by Standard & Poor's Investment Services and "Baa3" by Moody's Investors Service. The effective interest rate on the unsecured Notes is approximately 7.611%. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit.

NOTE 7 - ISSUANCE OF THE COMPANY'S COMMON STOCK

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share. Net proceeds from the offering of approximately $7.6 million were contributed to the Operating Partnership and were used to reduce outstanding borrowings under the line of credit.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subsequent to quarter-end, the Operating Partnership announced the formation of a co-development program with Oppidan Center Development, LLC, a third-party developer of Midwest grocery anchored shopping centers. Under terms of the agreement, the Operating Partnership and Oppidan will work together on all aspects of the development process and share in the value created from the new developments. Oppidan will provide substantially all of the financing for the development process, with the Operating Partnership purchasing the properties upon completion. The agreement initially includes five properties that are presently in varying stages of development, the majority of which are expected to be completed by year-end 1998. Upon completion, these five properties are expected to have a value of approximately $50 million. The Operating Partnership currently expects to fund such acquisitions with the line of credit.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Including the gain on sale of property in the first quarter of 1997 of $3,073,000, and a provision for loss on real estate investment in the first quarter of 1998 of $875,000, net income decreased $2,419,000 from $9,285,000 in the first quarter of 1997 to $6,866,000 in the first quarter of 1998. Income before the gain on sale in the first quarter of 1997 and the provision for loss on real estate investment in the first quarter of 1998, and before income allocated to minority interest, increased $1,549,000 from $6,235,000 during the first quarter of 1997 to $7,784,000 in the first quarter of 1998. Basic and diluted net income per unit decreased from $0.42 per unit to $0.28 per unit. The increased number of weighted average units outstanding from the first quarter of 1997 to the first quarter of 1998 was due primarily to 1,290,000 shares issued in December 1997 in connection with two separate public offerings of the Company's common stock, and due to the issuance of 392,638 shares of common stock to a unit investment trust in February 1998, which net proceeds were contributed to the Operating Partnership in exchange for an equivalent number of GP Units.

Throughout 1997, the Operating Partnership acquired 25 shopping centers at an aggregate cost of approximately $189.3 million, and completed the sales of four shopping centers (including one shopping center sold in the first quarter of 1997) for net sales proceeds of approximately $25.3 million. During the first quarter of 1998, the Operating Partnership acquired five shopping centers for a total purchase price of approximately $33.5 million, consisting of the following:

                     Acquisitions                                Date
                     ------------                                ----
          King's Plaza, Richmond, IN                       February 13, 1998
          Sagamore Park, West Lafayette, IN                  March 5, 1998
          Oak Creek Centre, Oak Creek, WI                    March 13, 1998
          Midtown Shopping Center, Ashland, KY               March 31, 1998
          Courtyard Shopping Center, Burton, MI              March 31, 1998

Results of operations for properties held throughout both quarters ended March 31, 1998 and 1997 included 30 properties. Results of operations for properties purchased or sold subsequent to January 1, 1997 through March 31, 1998 included 32 properties.

Property Specific Revenues And Expenses (in thousands of dollars):

                                               Three months ended                                   Properties
                                                    March 31,                       Acquisitions/   Held Both
                                                1998        1997       Difference   Dispositions     Periods
                                            ------------------------   ----------   -------------   ----------
Rental income                                 $28,736    $   22,855      $5,881         $5,440         $ 441
Operations, maintenance and management          4,333         3,333       1,000            683           317
Real estate taxes                               5,481         5,068         413            727          (314)
Depreciation and amortization                   4,963         3,930       1,033            909           124

Results attributable to acquisition and disposition activities:

Rental income increased from $22,855,000 in the first quarter of 1997 to $28,736,000 in the first quarter of 1998. Approximately $6,774,000 of the increase was attributable to the Operating Partnership's acquisition activities, partially offset by $1,334,000 attributable to disposition activities.

Operations, maintenance and management expense increased from $3,333,000 in the first quarter of 1997 to $4,333,000 in the first quarter of 1998. Approximately $683,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities.

Real estate taxes increased from $5,068,000 in the first quarter of 1997 to $5,481,000 in the first quarter of 1998. Approximately $727,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities.

Depreciation and amortization increased from $3,930,000 in the first quarter of 1997 to $4,963,000 in the first quarter of 1998. Approximately $909,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities.

Results for properties fully operating throughout both periods:

The remaining increase in rental income of approximately $441,000 represented an increase of 2.1% over the first quarter of 1997. The increase was primarily due to increases at the Commons of Chicago Ridge of $204,000, mostly attributable to the commencement of a 55,000 square-foot lease with JC Penney, and at Har Mar Mall of $165,000 due to successful leasing activity for approximately 37,000 square feet, or 9% of the Center, since the first quarter of 1997.
Additionally, a new 30,000 square-foot lease with OfficeMax at Grandview Plaza, a 60,000 square-foot lease with Waccamaw Pottery at Westview Center, both commencing in the fourth quarter of 1997, and a 40,500 square-foot lease with Stein Mart at Washington Lawndale Commons commencing late in the first quarter of 1997, contributed to increases in rental income at these centers of $94,000, $78,000, and $85,000, respectively. These increases were partially offset by a decrease in rental income of $225,000 at Sun Ray Shopping Center due to a reduction in tax recoveries of $210,000 resulting from management's successful negotiation of an abatement of prior year real estate taxes of $203,000 and a reduction in real estate taxes of $83,000 from the first quarter of 1997.

The remaining increase in operations, maintenance and management expense of $317,000, or 10% from the first quarter of 1997, was primarily attributable to an increase in bad debt expense of $280,000, mostly to reserve a deferred rent receivable balance for HomePlace at Har Mar Mall, the only center owned by the Operating Partnership containing a HomePlace store, which declared bankruptcy in January 1998.

The remaining decrease in real estate taxes of $314,000, a 7% reduction from the first quarter of 1997, was primarily attributable to the aforementioned reduction of $286,000 at Sun Ray Shopping Center.

The remaining increase in depreciation and amortization of $124,000 was primarily a result of the write-off of tenant improvements and leasing costs at Sun Ray Shopping Center for Marshalls and Coffee Barn, which vacated in the first quarter of 1998 prior to the expiration of their leases, as well as for the depreciation and amortization of new construction and leasing costs at various other locations. These increases were partially offset by a decrease at One North State, which is no longer depreciated for financial reporting purposes since it is held for sale.

Non-Property Specific Revenues and Expenses:

Other income increased from $326,000 during the quarter ended March 31, 1997 to $619,000 during the quarter ended March 31, 1998, an increase of $293,000.
Other income contains both property specific and non-property specific income; however, the increase is primarily attributable to property specific sources. The increase in other income resulted from an increase in sales tax sharing revenue generated at Rollins Crossing, insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997, and other income generated from Spring Mall, a shopping center acquired in December 1997, as well as from various other shopping centers acquired subsequent to the first quarter of 1997.

Mortgage and other interest expense increased to $5,558,000 for the quarter ended March 31, 1998 from $3,650,000 during the same period in the prior year, an increase of $1,908,000. In November 1997, the Operating Partnership prepaid a $100 million, 7.23% REMIC mortgage note primarily with the proceeds of an offering of $100 million, 7% seven-year unsecured Notes due November 15, 2004. Interest on the REMIC mortgage note in the first quarter of 1997 amounted to $1,808,000. In addition, on January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout the prior year primarily to fund acquisition activity. Interest incurred on the unsecured Notes in the first quarter of 1998 amounted to $3,147,000. A higher weighted average balance outstanding on the line of credit during the first quarter of 1998 compared with the first quarter of 1997, partially offset by a lower weighted average interest rate, resulted in an increase in interest expense on the line of credit of $153,000. Mortgage debt assumed upon the acquisitions of Spring Mall, Southgate Shopping Center, and Elk Park in December 1997 contributed to an increase in interest expense of $415,000. The Operating Partnership's weighted average interest rate decreased to 6.93% for the first quarter of 1998 from 7.67% for the first quarter of 1997.

General and administrative expense increased from $965,000 during the quarter ended March 31, 1997 to $1,236,000 during the quarter ended March 31, 1998, an increase of $271,000. The increase is primarily a result of the growth of the Operating Partnership, including increases in salaries for additional personnel, and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions which are not consummated. General and administrative expense as a percentage of total revenue was 4.2% for both quarters ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

The Operating Partnership funds operating expenses and distributions primarily from operating cash flows, although its bank line of credit may also be used for these purposes. The Operating Partnership funds acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of LP Units to contributors of properties acquired. The Operating Partnership may also acquire properties through capital contributions by the Company of proceeds from the issuance by the Company of additional equity securities. Additionally, the Operating Partnership may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with the Operating Partnership's strategic focus. In addition, the Operating Partnership may acquire partial interests in real estate assets through participation in joint venture transactions.

The Operating Partnership focuses its investment activities on community and neighborhood shopping centers primarily located in the midwestern United States anchored by regional and national grocery store chains. The Operating Partnership will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where management can utilize its extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, the Operating Partnership may engage in development activities, either directly or through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets, where value can be created from new developments more effectively than from acquisitions of existing shopping center properties.

As of March 31, 1998, financial liquidity was provided by $2,505,000 in cash and cash equivalents and by the Operating Partnership's unused balance on the line of credit of $120,900,000. In addition, the Company has an effective "shelf" registration statement under which the Company may issue up to $201,412,000 in equity securities, and the Operating Partnership has an additional "shelf" registration statement under which it may issue up to $100 million in unsecured, non-convertible investment grade debt securities. Subsequent to quarter-end, the Operating Partnership filed a further "shelf" registration statement which, when declared effective, will give it the capability to issue up to $400 million in non-convertible, investment grade debt securities. The "shelf" registration statements provide the Company and the Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

The mortgage debt outstanding at March 31, 1998 consisted of fixed-rate notes totaling $50,966,000 with a weighted average interest rate of 8.18% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $261,000 during the quarter ended March 31, 1998, with another $705,000 scheduled principal payments due for the remainder of the year. Additionally, in September 1998, approximately $10,011,000, with an interest rate of 9.875%, is scheduled to mature. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit.

Operating Activities

Net cash flows provided by operating activities increased to $15,354,000 during the first quarter of 1998, from $7,557,000 during the same period in 1997. The increase is primarily due to the growth of the Operating Partnership's portfolio, from 34 properties at January 1, 1997, to 58 properties at March 31, 1998.

For the three months ended March 31, 1998, funds from operations ("FFO") increased $2,526,000 or 25% from $9,937,000 to $12,463,000. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), and as followed by the Operating Partnership, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization. In computing FFO, the Operating Partnership does not add back to net income the amortization of costs incurred in connection with the Operating Partnership's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT (and/or its operating partnership) to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a use of cash of $37,520,000 during the first quarter of 1998, from a source of cash of $4,244,000 during the same period of 1997.

During the first quarter of 1998, the Operating Partnership completed the acquisitions of five shopping centers located in Indiana, Kentucky, Michigan, and Wisconsin aggregating 602,000 square feet for a total purchase price of approximately $33,500,000. Additionally, during April 1998, the Operating Partnership completed the acquisition of a 285,000 square-foot shopping center located in Michigan, for a purchase price of approximately $20,600,000. The Operating Partnership has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed.

Financing Activities

Net cash flows provided by financing activities increased to $19,924,000 during the first quarter of 1998 from a net use of cash of $16,067,000 during the same period in 1997. Distributions (treated as a reduction in cash flows from financing activities in the Operating Partnership's financial statements) were $8,926,000 in the first quarter of 1998, and $7,484,000 in the first quarter of 1997.

The purchase price of the five shopping centers acquired during the first quarter of 1998 aggregating approximately $33,500,000 was funded with cash provided by the line of credit. Financing for the acquisition completed in April 1998 for approximately $20,600,000 was also provided by the line of credit.

On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008 from a "shelf" registration filed in September 1997. The January issue was rated "BBB-" by Standard & Poor's Investment Services ("Standard & Poor's") and "Baa3" by Moody's Investors Service ("Moody's"). The effective interest rate on the unsecured Notes is approximately 7.611%. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit.

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share from a "shelf" registration filed in May 1997. Net proceeds from the offering of approximately $7,600,000 were contributed to the Operating Partnership and were used to reduce outstanding borrowings under the line of credit.

Subsequent to quarter-end, the Operating Partnership filed a further "shelf" registration statement, that will, when declared effective, increase the dollar amount of debt securities that it may issue to $400 million.

Capital Strategy

As of March 31, 1998, the Operating Partnership is holding for sale One North State and Holiday Plaza. The net book value of these properties, $54,565,000, has been reclassified on the consolidated balance sheet from "Real estate investments" to "Real estate investments held for sale." The balance at December 31, 1997, $52,692,000, excluded Holiday Plaza, which was placed for sale during March 1998. The properties held for sale are no longer depreciated for financial reporting purposes.

One North State is a mixed-use office/retail property located on State Street in the "Loop" district of downtown Chicago. The property does not fit with the Operating Partnership's grocery-anchored community shopping center focus and the Operating Partnership believes, given the current strong investment sales market in downtown Chicago, that it is an opportune time to sell this asset. The sale is expected to be completed in the third quarter, although there can be no assurance that such a sale will be completed. Proceeds received from a sale of One North State would provide significant additional liquidity to the Operating Partnership. Management currently expects to use the net proceeds from a sale to reduce outstanding borrowings under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers. Although the spread between the yield generated by One North State and the immediate and ultimate redeployment of the sales proceeds will likely be dilutive to earnings in the near term, management believes the proceeds can be better invested in properties with higher growth potential and risk adjusted returns, and that are more in keeping with the Operating Partnership's strategic focus.

Management believes that its ownership of One North State limits the Operating Partnership's ability to achieve higher debt ratings from nationally recognized rating agencies because this large mixed-use office/retail property does not fit with the Operating Partnership's grocery-anchored community shopping center focus, where management has extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising. Additionally, redeploying the net proceeds from a sale of One North State into the acquisition of several shopping centers would diversify the concentration of risk that results from a single asset comprising greater than 10% of the Operating Partnership's total rental income. Upon such time as the sale of One North State is completed, management expects to seek an upgrade in the Operating Partnership's debt ratings that, if received, should result in lowering the Operating Partnership's cost of debt capital.

Holiday Plaza is a shopping center acquired during 1997 as part of a portfolio acquisition of five shopping centers, and has been considered by management to be a non-core property. The Operating Partnership has received and accepted an offer from a prospective purchaser of the property, with the intention of redeploying proceeds from the sale toward the acquisition of another property or properties with higher growth potential. As of March 31, 1998, the Operating Partnership recorded a provision for loss on its investment in Holiday Plaza of $875,000, representing the difference between the sales price per the contract, net of closing costs, and the carrying value of the property. The sale is expected to be completed during the second quarter, although there can be no assurance that such disposition will occur.

Management believes that the Operating Partnership's recent growth and operating performance have enhanced its and the Company's ability to further raise both debt and equity capital in the public markets and, as indicated above, the Operating Partnership has positioned itself to take advantage of favorable opportunities by increasing the dollar amount of debt securities that, when declared effective, it may issue pursuant to a "shelf" registration statement. While the public capital markets have generally been favorable for selected REITs during the past few years, there can be no assurance either that the public markets will remain receptive to providing new capital to REITs and their operating partnerships or that the terms upon which the Company and the Operating Partnership may be able to raise funds will be attractive or favorable to them or to their share owners and partners.

New Accounting Pronouncements

The Operating Partnership has historically capitalized portions of internal salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis. On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ruled under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement is effective March 19, 1998. The pronouncement is not expected to have a material effect on the financial statements of the Operating Partnership.

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Operating Partnership's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the midwestern United States in particular; the continuing availability of retail center acquisitions and development opportunities in the Midwest; the health of the retail markets generally, specifically in the Operating Partnership's Midwest markets, and of the retail tenants of the Operating Partnership particularly; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The statements made under the caption "Risk Factors" included in the Operating Partnership's Form 10-K for 1997 are incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
               Not applicable

Item 2.   CHANGES IN SECURITIES
               Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable

Item 5.   OTHER INFORMATION
               Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit No.          Description
               -----------          -----------
               27             Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------
               The following Form 8-K was filed by the Registrant with respect to events during the period January 1, 1998 through March 31, 1998:

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

Date:   May 13, 1998


                                         Bradley Operating Limited Partnership
                                                 Registrant


                                         By: \s\ Thomas P. D'Arcy
                                             --------------------
                                             Thomas P. D'Arcy
                                             President and CEO


                                         By: \s\ Irving E. Lingo, Jr.
                                             ------------------------
                                             Irving E. Lingo, Jr.
                                             Chief Financial Officer