Form 10-Q
period 1998-09-30
BRADLEY OPERATING L P
filed 1998-11-13
CIK 1039189

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

                                Yes [X]    No [_]

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                        September 30,       December 31,
                                                                            1998               1997
ASSETS                                                                 -------------       -------------

Real estate investments-at cost                                             $904,704            $626,247
Accumulated depreciation and amortization                                    (53,741)            (40,574)
                                                                            --------            --------
Net real estate investments                                                  850,963             585,673

Real estate investments held for sale                                         49,476              52,692

Other assets:
  Cash and cash equivalents                                                    3,283               4,747
  Rents and other receivables, net of allowance for doubtful accounts
      of $3,486 for 1998 and $2,438 for 1997                                  13,349              13,038
  Investment in partnership                                                   13,260                   -
  Deferred charges, net and other assets                                      17,982              12,641
                                                                            --------            --------
Total assets                                                                $948,313            $668,791
                                                                            ========            ========

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans                                                                97,640              51,227
Unsecured notes payable                                                      199,527              99,783
Line of credit                                                               153,400             151,700
Accounts payable, accrued expenses and other liabilities                      32,893              25,361
                                                                            --------            --------
Total liabilities                                                            483,460             328,071
                                                                            --------            --------
Minority interest                                                                971                 770
                                                                            --------            --------
Partners' capital:
  General partner, common                                                    356,387             318,845
  General partner, preferred (liquidation preference $25.00 per unit)         86,882                   -
  Limited partners                                                            20,613              21,105
Total partners' capital                                                     --------            --------
                                                                             463,882             339,950
                                                                            --------            --------

Total liabilities and partners' capital                                     $948,313            $668,791
                                                                            ========            ========





                      The accompanying notes are an integral part of these consolidated financial statements.



                     BRADLEY OPERATING LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                          Three months ended   Nine months ended
                                                            September 30,        September 30,
                                                         -------------------- -------------------
                                                           1998       1997       1998     1997
                                                          --------  --------   --------  -------
Income:
  Rental income                                           $33,305    $24,033    $92,642    $69,922
  Other income                                                634        451      1,693      1,093
                                                          -------    -------     ------    -------
                                                           33,939     24,484     94,335     71,015
                                                          -------    -------     ------    -------

Expenses:
  Operations, maintenance and management                    4,510      3,479     13,286     10,478
  Real estate taxes                                         5,665      4,025     16,441     13,652
  Mortgage and other interest                               7,424      4,362     19,567     11,593
  General and administrative                                1,952      1,310      4,733      3,287
  Depreciation and amortization                             5,752      4,244     16,346     12,099
                                                          -------    -------     ------    -------
                                                           25,303     17,420     70,373     51,109
                                                          -------    -------     ------    -------

Income before equity in earnings of partnership and
  net gain on sale of properties                            8,636      7,064     23,962     19,906
Equity in earnings of partnership                             247          -        247          -
Net gain on sale of properties                             30,555          -     29,680      1,773
                                                          -------    -------     ------    -------

Income before allocation to minority interest              39,438      7,064     53,889     21,679
Income allocated to minority interest                        (334)       (24)      (420)       (70)
                                                          -------    -------     ------    -------

Net income                                                 39,104      7,040     53,469     21,609
Preferred unit distributions                               (1,096)         -     (1,096)         -
                                                          -------    -------    -------    -------
Net income attributable to common unit holders            $38,008    $ 7,040    $52,373    $21,609
                                                          =======    =======    =======    =======

Basic net income per common unit                            $1.51      $0.31      $2.10      $0.97
                                                          =======    =======    =======    =======

Diluted net income per common unit                          $1.43      $0.31      $2.07      $0.96
                                                          =======    =======    =======    =======




The accompanying notes are an integral part of these consolidated financial statements.



                     BRADLEY OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                              General    General
                                                             Partner,   Partner,    Limited
                                                              common    preferred  Partners     Total
                                                             ---------  ---------  ---------  ---------

Balance at December 31, 1997                                 $318,845    $      -   $21,105   $339,950
  Net income                                                    6,468           -       398      6,866
  Distributions on common units                                (8,442)          -      (484)    (8,926)
  Capital contributions                                         8,586           -         -      8,586
  Reallocation of partners' capital                              (652)          -       652          -
  GP Units issued upon redemption of LP Units                   2,585           -    (2,585)         -
                                                             --------     -------   -------   --------
Balance at March 31, 1998                                     327,390           -    19,086    346,476


  Net income                                                    7,106           -       393      7,499
  Distributions on common units                                (8,468)          -      (483)    (8,951)
  Capital contributions                                         1,617           -         -      1,617
  Reallocation of partners' capital                               (39)          -        39          -
  GP Units issued upon redemption of LP Units                       7           -        (7)         -
                                                             --------     -------   -------   --------
Balance at June 30, 1998                                      327,613           -    19,028    346,641


  Net income                                                   36,961           -     2,143     39,104
  Distributions on common units                                (8,479)          -      (482)    (8,961)
  Distributions on preferred units                             (1,096)          -         -     (1,096)
  Capital contributions                                         1,312      86,882         -     88,194
  Reallocation of partners' capital                                48           -       (48)         -
  GP Units issued upon redemption of LP Units                      28           -       (28)         -
                                                             --------     -------   -------   --------
Balance at September 30, 1998                                $356,387     $86,882   $20,613   $463,882
                                                             ========     =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                              For the nine months ended
                                                                                                    September 30,
                                                                                              -------------------------
                                                                                                 1998           1997
                                                                                              -----------    ----------
Cash flows from operating activities:
  Net income                                                                                    $  53,469      $ 21,609
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                 16,346        12,099
     Equity in earnings of partnership                                                               (247)            -
     Amortization of debt premiums net of discounts                                                  (176)            -
     Net gain on sale of properties                                                               (29,680)       (1,773)
     Income allocated to minority interest                                                            420            70
  Changes in operating assets and liabilities, net of the effect of the
   Mid-America acquisition:
     Increase in rents and other receivables                                                       (1,878)       (2,791)
     Increase in accounts payable, accrued expenses and other liabilities                           6,879           177
     Increase in deferred charges                                                                  (1,022)       (1,722)
                                                                                                ---------      --------
       Net cash provided by operating activities                                                   44,111        27,669
                                                                                                ---------      --------
Cash flows from investing activities:
  Expenditures for real estate investments                                                       (160,639)      (76,599)
  Cash used for purchase of Mid-America                                                           (28,578)            -
  Expenditures for capital improvements                                                            (7,110)       (6,431)
  Cash distributions from partnership                                                                 350             -
  Net proceeds from sale of properties                                                             83,959        17,260
                                                                                                ---------      --------
       Net cash used in investing activities                                                     (112,018)      (65,770)
                                                                                                ---------      --------

Cash flows from financing activities:
  Borrowings from line of credit                                                                  216,750        78,300
  Payments under line of credit                                                                  (215,050)      (20,000)
  Proceeds from issuance of unsecured notes payable                                                99,051             -
  Expenditures for financing costs                                                                 (6,222)         (391)
  Pay-off of secured mortgage loans                                                               (10,031)            -
  Distributions paid to common unit holders                                                       (26,838)      (22,704)
  Distributions paid to minority interest holders                                                    (219)          (89)
  Distributions paid to preferred unit holders                                                     (1,751)            -
  Capital contributions                                                                            11,515           404
  Principal payments on mortgage loans                                                               (762)         (477)
                                                                                                ---------      --------
       Net cash provided by financing activities                                                   66,443        35,043
                                                                                                ---------      --------


Net decrease in cash and cash equivalents                                                          (1,464)       (3,058)

Cash and cash equivalents:
  Beginning of period                                                                               4,747         7,462
                                                                                                ---------      --------
  End of period                                                                                 $   3,283      $  4,404
                                                                                                =========      ========
Supplemental cash flow information:
  Interest paid, net of amount capitalized                                                      $  15,663      $ 11,613
                                                                                                =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Bradley Real Estate, Inc. (the "Company" or "Bradley"), the General Partner and owner of an approximate 95% economic interest in the Operating Partnership, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The accompanying interim financial statements have been prepared by the Operating Partnership, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1997.

Interests in the Operating Partnership are evidenced by three classes of unit holders, general partner "common" units owned by the Company as "GP Units," 8.4% Series A Convertible Preferred units of limited partnership interest owned by the general partner as "Preferred Units" (see Note 3) and limited partner "common" units evidenced by "LP Units." The Partnership Agreement governing the Operating Partnership contemplates that there will always be as many GP Units and Preferred Units as there are shares of common stock and preferred stock of the Company outstanding and that the Company will contribute to the Operating Partnership the proceeds from all issues of common stock and preferred stock by the Company. In addition, the holders of LP Units have the right, under certain circumstances, to exchange their units for shares of common stock of the Company on a one-for-one basis. Holders of GP Units and LP Units are referred to as "common unit holders."

NOTE 2 - EARNINGS PER UNIT

Basic earnings per unit ("EPU") is computed by dividing income available to common unit holders by the weighted average number of common units outstanding for the period. Diluted EPU is computed by reflecting the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into common units or resulted in the issuance of common units that then shared in the earnings of the Operating Partnership. A reconciliation of the numerator and denominator of the basic EPU computation to the numerator and denominator of the diluted EPU computation, is as follows:


                                                     Nine Months Ended September 30,
                                  ----------------------------------------------------------------------
                                                  1998                                1997
                                  ----------------------------------  ----------------------------------
                                   Numerator   Denominator  Per unit   Numerator   Denominator  Per unit
                                  -----------  -----------  --------  -----------  -----------  --------
Basic EPU:
  Net income                      $52,373,000   24,996,108    $2.10   $21,609,000   22,372,142    $0.97

Effect of dilutive securities:
  Dilutive options exercised                -       48,338                      -       31,527
  Convertible preferred units       1,096,000      728,756                      -            -
                                  -----------   ----------            -----------   ----------

Diluted EPU:
  Net income                      $53,469,000   25,773,202    $2.07   $21,609,000   22,403,669    $0.96
                                  ===========   ==========    =====   ===========   ==========    =====

For the nine months ended September 30, 1998 and 1997, options to purchase 153,500 shares of the Company's common stock at prices ranging from $21.25 to $21.35 and 80,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective periods but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those periods.

                                                    Three Months Ended September 30,
                                  ---------------------------------------------------------------------
                                                  1998                               1997
                                  ----------------------------------  ---------------------------------
                                   Numerator   Denominator  Per unit  Numerator   Denominator  Per unit
                                  -----------  -----------  --------  ----------  -----------  --------
Basic EPU:
  Net income                      $38,008,000   25,162,830    $1.51   $7,040,000   22,591,276    $0.31

Effect of dilutive securities:
  Dilutive options exercised                -       46,466                     -       33,149
  Convertible preferred units       1,096,000    2,162,504                     -            -
                                  -----------   ----------            ----------  -----------

Diluted EPU:
  Net income                      $39,104,000   27,371,800    $1.43   $7,040,000   22,624,425    $0.31
                                  ===========   ==========  ========  ==========  ===========  ========

For the three months ended September 30, 1998 and 1997, options to purchase 153,500 shares of the Company's common stock at prices ranging from $21.25 to $21.35 and 80,500 shares of common stock at prices ranging from $19.35 to $21.25 were outstanding during each of the respective quarters but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those quarters.

NOTE 3 - MID-AMERICA MERGER AND ISSUANCE OF PREFERRED UNITS

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America Realty Investments, Inc. ("Mid-America"). The Merger and the Merger Agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership, a joint venture which owns two neighborhood shopping centers and one enclosed mall.

Pursuant to the terms of the merger agreement each of the approximately 8,286,000 outstanding shares of Mid-America common stock were exchanged for 0.42 shares of a newly created 8.4% Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays an annual dividend equal to 8.4% of the $25.00 liquidation preference and is convertible into shares of Bradley's common stock at a conversion price of $24.49 per share, subject to certain adjustments. At any time after five years, the Series A Preferred Stock is redeemable at Bradley's option for $25.00 per share so long as the Bradley common stock is trading at or above the conversion price. In connection with the Merger, Bradley assumed all of Mid-America's outstanding liabilities and paid certain transaction costs, making the total purchase price approximately $157 million. The merger was structured as a tax-free transaction and was treated as a purchase for accounting purposes. Accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair value at the date of acquisition. Following the Merger, the Company contributed title to 15 of the properties it acquired from Mid-America and its 50% general partner interest in Mid-America Bethal Limited Partnership to the Operating Partnership in exchange for approximately 3,480,210 Preferred Units with substantially similar economic rights as the Series A Preferred Stock. The Company holds title to the remaining seven properties acquired from Mid-America and any proceeds therefrom for the benefit of the Operating Partnership. As a consequence, the Operating Partnership has effectively acquired all of the business and assets (subject to the liabilities) of Mid-America. The results of operations of Mid-America have been included in the Operating Partnership's consolidated financial statements from August 6, 1998.

The following table sets forth certain summary unaudited pro forma operating data for the Operating Partnership as if the Merger had occurred as of January 1, 1998 and 1997 (dollars in thousands, except per unit data):


                                            Nine Months Ended September 30,
                                      --------------------------------------------
                                      Historical  Pro Forma  Historical  Pro Forma
                                         1998       1998        1997       1997
                                      ----------  ---------  ----------  ---------

Total revenue                           $94,335    $107,756     $71,015    $88,433

Net income                              $52,373    $ 53,092     $21,609    $22,689

Basic net income per common unit        $  2.10    $   2.12     $  0.97    $  1.01

Diluted net income per common unit      $  2.07    $   2.05     $  0.96    $  1.01

The unaudited pro forma operating data is presented for comparative purposes only and is not necessarily indicative of what the actual results of operations would have been for the nine months ended September 30, 1998 and 1997, nor does such data purport to represent the results to be achieved in future periods.

The Merger resulted in the following non-cash effect on the Operating Partnership's consolidated balance sheet (dollars in thousands):

     Assets acquired                              $(159,433)
     Liabilities assumed                             43,973
     Preferred Units issued, net of costs            86,882
                                                  ---------
     Cash used for purchase of Mid-America        $ (28,578)
                                                  =========

NOTE 4 - INVESTMENT IN PARTNERSHIP

In connection with the Merger acquisition of Mid-America, the Operating Partnership succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owns two neighborhood shopping centers and one enclosed mall. The enclosed mall is held for sale and is, therefore, not depreciated for financial reporting purposes. In accordance with the purchase method of accounting, the investment in the joint venture has been reflected on the consolidated balance sheet of the Operating Partnership based upon the fair value of the investment at the date of acquisition, and the Operating Partnership's share of the results of operations of the Bethal partnership have been included on the Operating Partnership's consolidated statement of income from August 6, 1998. Summarized financial information for Bradley Bethal Limited Partnership is as follows:


Balance Sheet (dollars in thousands)
                                                   September 30, 1998
                                                   ------------------
Assets:
 Cash                                                    $   447
 Real estate investments, net                             25,549
 Other assets                                                565
                                                         -------
 Total assets                                            $26,561
                                                         =======

Liabilities and Partners' Capital:
 Accounts payable and other liabilities                  $    41
 Partners' capital                                        26,520
                                                         -------
 Total liabilities and partners' capital                 $26,561
                                                         =======

Statement of Income (dollars in thousands)
                                             For the period August 6, 1998
                                               through September 30, 1998
                                             -----------------------------

Total revenues                                           $746
                                                         ====

Net income                                               $494
                                                         ====

Equity in earnings of partnership                        $247
                                                         ====

NOTE 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended September 30, 1998, 143,151 shares of the Company's common stock were issued in exchange for an equivalent number of LP Units. Also during the nine months ended September 30, 1998, the acquisitions of two shopping centers included the aggregate assumption of $19,492,000 of non-recourse mortgage indebtedness.

NOTE 6 - PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first three quarters of 1998, in addition to the properties acquired in connection with the Merger, the Operating Partnership completed the acquisitions of nineteen shopping centers located in Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio, and Wisconsin aggregating 2.6 million square feet for a total purchase price of approximately $178.9 million, increasing the total number of properties with ownership interests by the Operating Partnership to 95, located in 16 states, aggregating over 15 million square feet of rentable space. The Operating Partnership has several additional property acquisitions under contract; however, there can be no assurance that any such property acquisitions will be completed.

In May 1998, the Operating Partnership sold a 46,000 square-foot property located in Iowa for a net sales price of $1.9 million, resulting in a provision for loss of $875,000 in the first quarter. On July 31, 1998, Bradley Financing Partnership, of which the Operating Partnership owns a 99% general partner interest and whose remaining 1% interest is owned by the Company, completed the sale of One North State, a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago, Illinois for a net sales price of approximately $82.1 million, resulting in a gain on sale of approximately $30.6 million for financial reporting purposes. The net proceeds from the sales were used to reduce outstanding borrowings under the line of credit.

NOTE 7 - REAL ESTATE INVESTMENTS HELD FOR SALE

As of September 30, 1998, the Operating Partnership was holding for sale seven non-core properties, consisting of four enclosed malls and three community shopping centers, all acquired in connection with the Merger acquisition of Mid-America. The net book value of these properties, $49.5 million, has been classified on the consolidated balance sheet as "Real estate investments held for sale." The Operating Partnership expects to use the net proceeds from such sale or sales to reduce outstanding indebtedness under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers (or partial interests in real estate assets through participation in joint venture transactions) within the target market and that are more in keeping with the Operating Partnership's grocery-anchored community shopping center focus. Properties held for sale are not depreciated for financial reporting purposes.

NOTE 8 - ISSUANCE OF UNSECURED NOTES PAYABLE

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

NOTE 9 - ISSUANCE OF THE COMPANY'S COMMON STOCK

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share. Net proceeds from the offering of approximately $7.6 million were contributed to the Operating Partnership and were used to reduce outstanding borrowings under the line of credit. During 1998, the Company has also issued an aggregate of 197,301 shares under its Dividend Reinvestment and Stock Purchase Plan, providing net proceeds of approximately $4.0 million to the Operating Partnership.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America Realty Investments, Inc. ("Mid-America"). The Merger and the Merger Agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership, a joint venture which owns two neighborhood shopping centers and one enclosed mall.

Pursuant to the terms of the merger agreement each of the approximately 8,286,000 outstanding shares of Mid-America common stock were exchanged for 0.42 shares of a newly created 8.4% Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock pays an annual dividend equal to 8.4% of the $25.00 liquidation preference and is convertible into shares of Bradley's common stock at a conversion price of $24.49 per share, subject to certain adjustments.

Following the Merger, the Company contributed title to 15 of the properties it acquired from Mid-America and its 50% general partner interest in Mid-America Bethal Limited Partnership to the Operating Partnership in exchange for approximately 3,480,210 Preferred Units with substantially similar economic rights as the Series A Preferred Stock. The Company holds title to the remaining seven properties acquired from Mid-America and any proceeds therefrom for the benefit of the Operating Partnership. As a consequence, the Operating Partnership has effectively acquired all of the business and assets (subject to the liabilities) of Mid-America. Under the purchase method of accounting, the results of operations of Mid-America have been included in the Company's consolidated financial statements from the date of acquisition.

Throughout 1997, the Company acquired 25 shopping centers at an aggregate cost of approximately $189.3 million, and completed the sales of four shopping centers for net sales proceeds of approximately $25.3 million. During the first three quarters of 1998, in addition to the properties acquired in connection with the Merger, the Operating Partnership acquired 19 shopping centers at an aggregate cost of approximately $178.9 million, and completed the sales of two properties for net sales proceeds of approximately $83.9 million, consisting of the following:

Acquisition and Disposition Activities:

                      Acquisitions                                Date
          -------------------------------------            -----------------
          Kings Plaza, Richmond, IN                        February 13, 1998
          Sagamore Park, West Lafayette, IN                March 5, 1998
          Oak Creek Centre, Oak Creek, WI                  March 13, 1998
          Courtyard Shopping Center, Burton, MI            March 31, 1998
          Midtown Mall, Ashland, KY                        March 31, 1998
          Redford Plaza, Redford, MI                       April 10, 1998
          Butterfield Plaza, Libertyville, IL              May 13, 1998
          Camelot Center, Louisville, KY                   May 13, 1998
          Dixie Plaza, Louisville, KY                      May 13, 1998
          Plainview Village, Louisville, KY                May 13, 1998
          Bartonville Square, Peoria, IL                   May 28, 1998
          Garden Plaza, Franklin, WI                       June 10, 1998
          Fox River Plaza, Burlington, WI                  June 23, 1998
          Lincoln Park Plaza, New Haven, IN                June 26, 1998
          Mid-America (25 properties)                      August 6, 1998
          Midtown Plaza, Shawnee, KS                       August 19, 1998
          Ellisville Square, Ellisville, MO                August 21, 1998
          Doubletree Plaza, Winfield, IN                   August 28, 1998
          Clocktower Plaza, Lima, OH                       September 1, 1998
          Salem Consumer Square, Dayton, OH                September 4, 1998

                    Dispositions                                  Date
          ------------------------------------             ------------------
          Holiday Plaza, Cedar Falls, IA                   May 14, 1998
          One North State, Chicago, IL                     July 31, 1998

For the nine months ended September 30, 1998, net income attributable to common unit holders increased $30,764,000 from $21,609,000 in 1997 to $52,373,000 in
1998. For the three months ended September 30, 1998, net income attributable to common unit holders increased $30,968,000 from $7,040,000 in 1997 to $38,008,000 in 1998. Results for the nine month period in 1998 included a net gain on sale of properties of $29,680,000 compared with a net gain on the sale of properties in 1997 of $1,773,000. Results for the three month period in 1998 included a net gain on sale of properties of $30,555,000. Income before the net gain on sale and before income allocated to minority interest, increased $4,303,000, or 22%, from $19,906,000 for the nine months ended September 30, 1997 to $24,209,000 for the nine months ended September 30, 1998. Income before the net gain on sale, and before income allocated to minority interest, increased $1,819,000, or 26%, from $7,064,000 for the quarter ended September 30, 1997 to $8,883,000 for the quarter ended September 30, 1998. Distributions on the newly created Preferred Units for the period August 6, 1998 through September 30, 1998 amounted to $1,096,000. Basic net income per common unit increased from $0.97 per unit for the nine months ended September 30, 1997 to $2.10 per unit for the same period in 1998, and increased from $0.31 per unit for the quarter ended September 30, 1997 to $1.51 per unit for the same period in 1998. The computation of diluted net income per common unit resulted in a $0.08 per share reduction in the Operating Partnership's basic net income per common unit from $1.51 per unit to $1.43 per unit for the quarter ended September 30, 1998 but had no effect on the Operating Partnership's basic net income per common unit for the quarter ended September 30, 1997. The computation of diluted net income per common unit resulted in a $0.03 reduction in the Operating Partnership's basic net income per common unit from $2.10 to $2.07 for the nine months ended September 30, 1998, and resulted in a $0.01 reduction from $0.97 per unit to $0.96 per unit for the nine months ended September 30, 1997.

Results of operations for properties consolidated for financial reporting purposes and held throughout both nine month periods ended September 30, 1998 and 1997 included 29 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 1997 through September 30, 1998 included 69 properties.

Property Specific Revenues and Expenses (in thousands of dollars):

                                         Nine months ended
                                           September 30,                                                             Properties
                                    ---------------------------                            Acquisitions/             held both
                                         1998         1997             Difference           dispositions              periods
                                    ------------  -------------       -------------       ----------------       ------------------

Rental income                           $92,642        $69,922           $22,720                $22,535               $  185
Operations, maintenance and
    management                           13,286         10,478             2,808                  2,875                  (67)
Real estate taxes                        16,441         13,652             2,789                  2,436                  353
Depreciation and amortization            16,346         12,099             4,247                  2,869                1,378

Results of operations for properties consolidated for financial reporting purposes and held throughout both three month periods ended September 30, 1998 and 1997 included 36 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to July 1, 1997 through September 30, 1998 included 62 properties.

                                        Three months ended
                                           September 30,                                                              Properties
                                    ---------------------------                             Acquisitions/             held both
                                         1998         1997             Difference           dispositions               periods
                                    ------------  -------------       -------------       -----------------       ------------------

Rental income                            $33,305        $24,033            $9,272                $9,135                  $ 137
Operations, maintenance and
    management                             4,510          3,479             1,031                 1,175                   (144)

Real estate taxes                          5,665          4,025             1,640                   701                    939
Depreciation and amortization              5,752          4,244             1,508                 1,203                    305

Results attributable to acquisition and disposition activities:

Rental income increased from $69,922,000 in the first three quarters of 1997 to $92,642,000 in the first three quarters of 1998, and from $24,033,000 for the three months ended September 30, 1997 to $33,305,000 for the three months ended September 30, 1998. Approximately $27,773,000 of the increase for the nine month period was attributable to the Operating Partnership's acquisition activities, partially offset by $5,238,000 attributable to disposition activities, primarily One North State. Approximately $12,366,000 of the increase for the three month period was attributable to the Operating Partnership's acquisition activities, including $3,792,000 for properties acquired in the Merger acquisition of Mid-America, partially offset by $3,231,000 attributable to disposition activities.

Operations, maintenance and management expense increased from $10,478,000 in the first three quarters of 1997 to $13,286,000 in the first three quarters of 1998. Operations, maintenance and management expenses incurred for properties acquired during the nine month period, net of such expenses eliminated for properties disposed, of approximately $2,875,000 accounted for substantially all of the increase. For the three month period ended September 30, 1998, operations, maintenance and management expense increased $1,031,000 to $4,510,000 from $3,479,000 for the same period in 1997, despite incurring a net increase of approximately $1,175,000 due to acquisition and disposition activities.

Real estate taxes increased $2,789,000 from $13,652,000 in the first three quarters of 1997 to $16,441,000 in the first three quarters of 1998. Real estate taxes increased $1,640,000 from $4,025,000 for the three month period ended September 30, 1997, to $5,665,000 for the same period in 1998. Approximately $2,436,000 of the increase during the first three quarters of 1998 compared with 1997, and approximately $701,000 of the increase for the third quarter of 1998 compared with the third quarter of 1997, was attributable to acquisition and disposition activities.

Depreciation and amortization increased from $12,099,000 in the first three quarters of 1997 to $16,346,000 in the first three quarters of 1998. Approximately $2,869,000 of the increase was attributable to the Operating Partnership's acquisition and disposition activities, and $1,378,000 was attributable to properties held both periods. For the three month period ended September 30, 1998, depreciation and amortization increased to $5,752,000 from $4,244,000 for the same period in 1997, of which $1,203,000 resulted from acquisition and disposition activities, and $305,000 was attributable to properties held throughout both periods.

Results for properties fully operating throughout both periods:

On May 22, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ruled under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Previously, the Operating Partnership recognized percentage rental income each period based on reasonable estimates of tenant sales. Largely due to the implementation of EITF No. 98-9, percentage rental income for properties held throughout both nine and three month periods ended September 30, 1998 decreased approximately $427,000 and $416,000, respectively.

Although the increase in rental income for properties held throughout both nine month periods ended September 30, 1998 and 1997 was less than 1% (including the aforementioned reduction for percentage rental income), decreases in rental income of $441,000 at Heritage Square, $422,000 at Sun Ray Shopping Center, and $216,000 at High Point Centre were offset by increases of $529,000 at Westview Center, $365,000 at Grandview Plaza, and $217,000 at Rivercrest Shopping Center. The decrease at Heritage Square was caused by an expected vacancy of Montgomery Ward in the first quarter of 1998, following the tenant's declaration of bankruptcy in 1997. A 62,000 square-foot lease with Carson Pirie Scott was signed in the third quarter of 1998, expected to commence in the second half of 1999, to replace approximately one half the space previously occupied by Montgomery Ward. The decrease at Sun Ray Shopping Center was primarily due to a $172,500 termination payment received in the second quarter of 1997 combined with a reduction in real estate tax recoveries of $269,000 resulting from the negotiation of real estate tax reductions of $369,000 compared with the prior year. The decrease in rental income at High Point Centre was due to the termination of a lease with T. J. Maxx in the second quarter of 1998. Increases in real estate tax recoveries at Westview Center and Rivercrest Shopping Center resulted from an increase in real estate taxes of $355,000 and $193,000, respectively, due to the negotiation of tax reductions at these centers in the prior year nine month period. The increase in rental income at Westview Center is also attributable to a 60,000 square-foot lease with Waccamaw Pottery commencing in the fourth quarter of 1997. The increase at Grandview Plaza was primarily due to the commencement of a 30,000 square-foot lease with OfficeMax in the fourth quarter of 1997.

For the three month period, the aforementioned decrease in percentage rental income, and decreases in rental income at Heritage Square and High Point Centre were more than offset by increases at Westview Center, Grandview Plaza, and Rivercrest Shopping Center. However, an additional decrease during the three month period at Har Mar Mall of $186,000, resulting from the expected vacancy of HomePlace in August, which declared bankruptcy in January 1998, kept the increase in rental income below 1%. While lease negotiations are ongoing for a replacement tenant, a reduction in rental income at this property is expected in future quarters. An increase in rental income is expected at the Commons of Crystal Lake, where a 30,000 square-foot lease was signed with Toys 'R' Us in the third quarter of 1998, expected to commence in the first quarter of 1999, to occupy half of the space formerly occupied by Jewel, which had a grand opening for their newly expanded 71,000 square-foot space at this center in the third quarter of 1998. Rental income is expected to increase at Rollins Crossing due to a 71,000 square-foot lease with Regal Cinema commencing in October 1998, and at Sun Ray Shopping Center due to a newly signed lease for 26,000 square feet with Bally's Total Fitness, expected to commence in the first half of 1999.

The remaining increase in real estate taxes of $353,000, or 4%, for the nine month period ended September 30, 1998, compared with the same period in 1997, and $939,000, or 34%, for the three months ended September 30, 1998, compared with the same period in 1997, was primarily attributable to the aforementioned increases at Westview Center of $355,000 and $500,000 for the nine and three month periods, respectively, and increases at Rivercrest Shopping Center of $193,000 and $254,000 for the nine and three month periods, respectively, both due to the negotiation of tax reductions at these centers in the third quarter of 1997, partially offset by the aforementioned reduction of real estate taxes at Sun Ray Shopping Center of $369,000 during the nine month period due to an abatement received in the first quarter of 1998.

The remaining increases in depreciation and amortization of $1,378,000 and $305,000 for the nine and three month periods, respectively, ended September 30, 1998, compared with the same periods in 1997, were primarily a result of new construction and leasing at Grandview Plaza, Village Shopping Center, Westview Center, and Har Mar Mall, combined with the write-off of costs in previous quarters for HomePlace at Har Mar Mall and Montgomery Ward at Heritage Square.

Non-Property Specific Revenues and Expenses:

Other income increased from $1,093,000 in the first three quarters of 1997 to $1,693,000 in the first three quarters of 1998, and from $451,000 for the three months ended September 30, 1997 to $634,000 for the three months ended September 30, 1998. Other income contains both property specific and non-property specific income; however, the increases are primarily attributable to property specific sources, including, for the nine month period, an increase in sales tax sharing revenue generated at Rollins Crossing and insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997, and, for both the nine and three month periods, other income generated at Spring Mall, a shopping center acquired in December 1997, as well as from various other shopping centers acquired during 1997 and 1998.

Mortgage and other interest expense increased to $19,567,000 for the nine months ended September 30, 1998, from $11,593,000 during the same period in 1997, and to $7,424,000 from $4,362,000 during the three month period ended September 30, 1998, compared with the same period in 1997. In November 1997, the Operating Partnership prepaid a $100 million, 7.23% REMIC mortgage note primarily with the proceeds of an offering of $100 million, 7% seven-year unsecured Notes due November 15, 2004. Interest on the REMIC mortgage note for the nine and three month periods of 1997 amounted to $5,425,000 and $1,808,000, respectively. In addition, in January 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout the prior year primarily to fund acquisition activity. Interest incurred on the unsecured Notes for the nine and three month periods of 1998 amounted to $10,530,000 and $3,701,000. A higher weighted average balance outstanding on the line of credit during the first three quarters of 1998 compared with the first three quarters of 1997, partially offset by a lower weighted average interest rate, resulted in increases in interest expense on the line of credit of $1,091,000 and $235,000 for the nine and three month periods, respectively. Mortgage debt assumed upon the acquisitions of Spring Mall, Southgate Shopping Center, and Elk Park in December 1997, and Fox River Plaza in June 1998, and Salem Consumer Square in September 1998, as well as eight mortgage notes assumed in connection with the Merger acquisition of Mid-America contributed to increases in interest expense of $1,725,000 and $917,000 for the nine and three month periods, respectively. The Operating Partnership's weighted average interest rate decreased to 7.21% for the third quarter of 1998 from 7.52% for the third quarter of 1997.

General and administrative expense increased from $3,287,000 during the nine months ended September 30, 1997, to $4,733,000 during the nine months ended September 30, 1998, and from $1,310,000 for the three months ended September 30, 1997, to $1,952,000 for the three months ended September 30, 1998. The increases are primarily a result of the growth of the Operating Partnership, including increases in salaries for additional personnel and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions that are not consummated. During the third quarter of 1998, several potential property acquisitions were abandoned, resulting in a charge to general and administrative expense of approximately $200,000. The potential acquisitions were abandoned as a result of a softening in the equity capital markets and general decrease in liquidity in the debt capital markets, as the Operating Partnership decided to reevaluate the utilization of capital resources and protect its liquidity. Additionally, the Operating Partnership had historically capitalized portions of salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis allocated to completed acquisitions. On March 19, 1998, the EITF ruled under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement was effective March 19, 1998.

The equity in earnings of partnership of $247,000 during the three and nine month periods ended September 30, 1998, consists of the Operating Partnership's 50% general partner interest in Bradley Bethal Limited Partnership, a partnership interest assumed in connection with the Merger acquisition of Mid-America. The equity in earnings comprises 50% of the operations of the Bethal partnership from the date of the Merger.

The income allocated to minority interest represents the net income allocated to the Company's 1% ownership interest in Bradley Financing Partnership, a partnership owning six properties (including One North State), of which the Operating Partnership owns a 99% general partner interest and whose remaining 1% interest is owned by the Company. The increase in the income allocated to minority interest during the three and nine month periods ended September 30, 1998 compared with the same periods in 1997, is primarily attributable to the allocation to the Company of its interest in the $30,555,000 net gain on the sale of One North State in the third quarter of 1998.

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

As of September 30, 1998, financial liquidity was provided by $3,283,000 in cash and cash equivalents and by the Operating Partnership's unused balance on the line of credit of $46,600,000. Management is in the process of increasing the availability on the line of credit to $250 million from $200 million, which is expected to provide additional liquidity to the Operating Partnership. The remaining terms under the line of credit, including interest rate clauses, covenants, and the maturity date, are expected to remain substantially the same as those under the current line of credit facility. In addition, the Company has an effective "shelf" registration statement under which it may issue up to $201,412,000 in equity securities and the Operating Partnership has an additional "shelf" registration statement under which it may issue up to $400,000,000 in unsecured, non-convertible investment grade debt securities.
The "shelf" registration statements provide the Company and the Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when management determines that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During the third quarter of 1998, the Operating Partnership implemented a Medium-Term Note Program providing the Operating Partnership with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

The mortgage debt outstanding at September 30, 1998 consisted of fixed-rate notes totaling $97,640,000 with a weighted average interest rate of 7.52% maturing at various dates through 2016. In September 1998, approximately $10,031,000 of mortgage indebtedness, with an interest rate of 9.875%, was paid-off upon maturity with cash provided by the line of credit. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $762,000 during the nine months ended September 30, 1998, with another $563,000 scheduled principal amortization due for the remainder of the year. Management currently expects to fund such debt service requirements with operating cash flow and the line of credit.

Operating Activities

Net cash flows provided by operating activities increased to $44,111,000 during the first three quarters of 1998, from $27,669,000 during the same period in 1997. The increase is primarily due to the growth of the Operating Partnership's portfolio, from interests in 34 properties at January 1, 1997, to 95 properties at September 30, 1998.

Funds from operations ("FFO") increased $7,315,000, or 23% from $31,365,000 to $38,680,000 for the nine months ended September 30, 1998, compared with the same period in 1997, and $2,214,000, or 20%, from $11,099,000 to $13,313,000 for the three
months ended September 30, 1998, compared with the same period in 1997. The Operating Partnership generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), and as followed by the Operating Partnership, represents net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are calculated to reflect FFO on the same basis. In computing FFO, the Operating Partnership does not add back to net income the amortization of costs incurred in connection with the Operating Partnership's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the definition of FFO is a guideline, computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities decreased to a use of cash of $112,018,000 during the first three quarters of 1998, from a use of cash of $65,770,000 during the same period of 1997.

During the first three quarters of 1998, in addition to the properties acquired in connection with the Merger acquisition of Mid-America, the Operating Partnership completed the acquisitions of nineteen shopping centers located in Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio and Wisconsin aggregating 2.6 million square feet for a total purchase price of approximately $178,900,000. Also, during the first three quarters of 1998, the Operating Partnership completed the sales of a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago, Illinois for a net sales price of approximately $82,090,000, and a 46,000 square-foot shopping center located in Iowa, for a net sales price of approximately $1,869,000.

Financing Activities

Net cash flows provided by financing activities increased to $66,443,000 during the first three quarters of 1998, from $35,043,000 during the same period in 1997. Distributions to common and preferred unit holders as well as to the minority interest (treated as a reduction in cash flows from financing activities in the Operating Partnership's financial statements) were $28,808,000 in the first three quarters of 1998, and $22,793,000 in the first three quarters of 1997.

The Merger acquisition of Mid-America was financed through the issuance by the Company of approximately 3.5 million shares of Series A Preferred Stock with a $25.00 liquidation value, the assumption of Mid-America's liabilities including approximately $66 million of debt of which $28 million was prepaid at close, and the payment of certain transaction costs, followed by the contribution by the Company to the Operating Partnership of the Company's interest in such assets and liabilities in exchange for an equal number of Preferred Units with substantially similar economic rights as the Series A Preferred Stock.

Of the nineteen additional shopping centers acquired during the first three quarters of 1998, seventeen were acquired with cash from financing provided by the unsecured bank line of credit. Two shopping centers were acquired with cash provided by the unsecured bank line of credit and the assumption of $19,492,000 in non-recourse mortgage indebtedness.

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

On February 18, 1998, the Company issued 392,638 shares of common stock to a unit investment trust at a price based upon the then market value of $20.375 per share from a "shelf" registration filed in May 1997. During 1998, the Company has also issued an aggregate of 197,301 shares under its Dividend Reinvestment and Stock Purchase Plan. Net proceeds from these issuances of approximately $7,600,000 and $4,022,000, respectively, were contributed to the Operating Partnership and were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

As of September 30, 1998, the Operating Partnership was holding for sale seven non-core properties, consisting of four enclosed malls and three community shopping centers, all acquired in connection with the Merger acquisition of Mid-America. The net book value of these properties, $49.5 million, has been classified on the consolidated balance sheet as "Real estate investments held for sale." The Operating Partnership expects to use the net proceeds from such sale or sales to reduce outstanding indebtedness under the line of credit with the expectation that the increased borrowing capacity under the line of credit would be used to acquire additional shopping centers (or partial interests in real estate assets through participation in joint venture transactions) within the target market and that are more in keeping with the Operating Partnership's grocery-anchored community shopping center focus. Although the spread between the yield generated by the four enclosed malls and the immediate and ultimate redeployment of the sales proceeds may be dilutive to earnings in the near term, management believes the proceeds can be better invested in properties with higher growth potential and risk adjusted returns.

Management believes that the Operating Partnership's recent growth and operating performance have enhanced its and the Company's ability to further raise both equity and debt capital in the public markets at such time as management determines that market conditions and the opportunity to utilize the proceeds for the issuance of securities are favorable. As indicated above, the Operating Partnership has positioned itself to take advantage of favorable opportunities by increasing the dollar amount of debt securities that it may issue pursuant to a "shelf" registration statement and by implementing a Medium-Term Note Program providing the Operating Partnership with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner. However, a recent softening in the equity capital markets and general reduction in liquidity in the debt capital markets has limited the Company's and the Operating Partnership's ability to raise new capital from external sources. As a result, the Operating Partnership is evaluating various joint venture alternatives in order to conserve liquidity while taking advantage of favorable investment opportunities and alternative sources of investment capital. In addition, the Operating Partnership is seeking to increase the availability under its line of credit from $200 to $250 million, further increasing its liquidity which the Operating Partnership believes is prudent given the difficult capital markets environment. The Company and the Operating Partnership will continue to judiciously use their flexibility in evaluating investment opportunities in order to maximize value to their share owners and partners.

Year 2000 Issues

The statements under this caption include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Many existing computer software programs and operating systems were designed such that the year 1999 is the latest year for which many computer systems will be able to process dates accurately. In the conduct of its own operations, the Operating Partnership relies on equipment manufacturers and commercial computer software primarily provided by independent software vendors, and has undertaken an assessment of its vulnerability to the so-called "Year 2000 issue" with respect to its equipment and computer systems.

The Operating Partnership has undertaken a five-step program in order to achieve Year 2000 readiness including:

 .    Awareness - Education involving all levels of Operating Partnership personnel regarding Year 2000 implications.

 .    Inventory - Creating a checklist and conducting surveys to identify Year
     2000 compliance issues in all systems, including both mechanical and information systems. The surveys were also designed to identify critical outside parties such as banks, tenants, suppliers and other parties with whom the Operating Partnership does a significant amount of business, for purposes of determining potential exposure in the event such parties are not Year 2000 compliant.

 .    Assessment - Based upon the results of the inventory and surveys, assessing the nature of identified Year 2000 issues and developing strategies to bring the Operating Partnership's systems into substantial compliance with respect to Year 2000.

 .    Correction and Testing - Implementing the strategy developed during the assessment phase.

 .    Implementation - Incorporating repaired or replaced systems into the
     Operating Partnership's systems environment.

The program, which is ongoing, has yielded the following conclusions:

With respect to its potential exposure to information technology systems, including the Operating Partnership's accounting and lease management systems, the Operating Partnership believes that such commercial software is either Year 2000 compliant or expected to be Year 2000 compliant no later than December 31, 1998. The assessment was based upon formal and informal communications with software vendors and literature supplied with certain software. The Operating Partnership has incurred minimal costs associated with bringing its information technology systems to be Year 2000 compliant, and based on communications with software providers, the Operating Partnership does not expect to incur significant costs to become fully Year 2000 compliant itself.

In the operation of its properties, the Operating Partnership has acquired equipment with embedded technology such as microcontrollers which operate heating, ventilation and air conditioning systems ("HVAC"), fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Operating Partnership has substantially completed its evaluation of its potential exposure to such non-information technology systems and does not expect to incur significant costs to become Year 2000 compliant.

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

Although the Operating Partnership is aware that it may not, in fact, be Year 2000 compliant upon the year 2000, at this time the Operating Partnership has not adopted a contingency plan for the conduct of its own operations because the Operating Partnership expects to be Year 2000 compliant in advance of the year 2000. However, the Operating Partnership will continue to monitor its progress and state of readiness, and will be prepared to adopt a contingency plan with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Operating Partnership conducts business, the Operating Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 complaint. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Operating Partnership is prepared to develop appropriate contingency plans, if the effect of such non-compliance is anticipated to have a significant effect on the Operating Partnership.

FORWARD-LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Operating Partnership's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Operating Partnership to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the Midwestern United States in particular; the financial viability of the Operating Partnership's tenants; the continuing availability of retail center acquisitions and development opportunities in the Midwest on favorable terms; the availability of equity and debt capital in the public markets; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

               Not applicable

Item 2.   CHANGES IN SECURITIES

               In connection with the Merger, the Company issued approximately 3,480,210 shares of 8.4% Series A Preferred Stock, as to which the Company filed a Form 8-A registration statement dated July 9, 1998 under Section 12(b) of the Securities Exchange Act of 1934 ("1934 Act") and whose terms are described in the Company's Registration Statement on Form S-4 (Registration No. 333-57125) filed under the Securities Act of 1933 on June 18, 1998, which description is incorporated herein by reference. Except to the extent the Company is required by the terms of the Series A Preferred Stock to make periodic or liquidating distributions with respect to the Series A Preferred Stock prior to making periodic or liquidating distributions with respect to Common Stock, the issuance of the Series A Preferred Stock does not materially limit or qualify the rights of holders of Common Stock (the Company believing that the voting rights and conversion rights of the Series A Preferred stock do not limit or qualify rights of holders of Common Stock). Following the Merger, the Company contributed title to 15 of the properties it acquired from Mid-America and its 50% general partner interest in Mid-America Bethal Limited Partnership to the Operating Partnership in exchange for approximately 3,480,210 Preferred Units with substantially similar economic rights as the Series A Preferred Stock. These Preferred Units have not been registered under the 1934 Act and, except to the extent the Operating Partnership is required to make periodic or liquidating distributions with respect to the Preferred Units prior to making periodic or liquidating distributions with respect to the common LP Units, the issuance of the Preferred Units does not materially limit or qualify the rights of holders of common LP Units.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

Item 5.   OTHER INFORMATION

               Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit No.          Description
               -----------    -----------------------
                   27         Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               The following Form 8-K Reports were filed by the registrant during the period July 1, 1998 through September 30, 1998:

               1) July 31, 1998 (filed August 11, 1998), reporting in Item 2. and in Item 7., the consummation of the merger acquisition of Mid-America Realty Investments, Inc. and the disposition of One North State property.

               2)   September 28, 1998 (filed September 29, 1998), reporting in
                    Item 5., the filing by the Operating Partnership a Prospectus Supplement to the Partnership's Prospectus dated May 14, 1998, for the commencement of a Medium-Term Note Program which provides that the Operating Partnership may offer and sell from time to time its Medium-Term Notes due nine months or more from date of issue in an aggregate principal amount of up to $150 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     November 13, 1998


                                        Bradley Operating Limited Partnership
                                        Registrant



                                        By:   /s/ Thomas P. D'Arcy
                                           -------------------------------------
                                              Thomas P. D'Arcy
                                              Chairman and CEO



                                        By:   /s/ Irving E. Lingo, Jr.
                                           -------------------------------------
                                              Irving E. Lingo, Jr.
                                              Chief Financial Officer