Form 10-Q
period 1999-03-31
BRADLEY OPERATING L P
filed 1999-05-14
CIK 1039189

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended March 31, 1999 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934 for the transition period from      to
                                                    -----  -----
Commission file number 0-23065

                     BRADLEY OPERATING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

              Delaware                               04-3306041
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
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                          March 31,              December 31,
                                                                                            1999                     1998
                                                                                    ------------------       ------------------
ASSETS:

Real estate investments - at cost                                                             $939,398                 $936,465
Accumulated depreciation and amortization                                                      (64,548)                 (59,196)
                                                                                    ------------------       ------------------

Net real estate investments                                                                    874,850                  877,269

Real estate investments held for sale                                                           46,492                   46,492

Other assets:
 Cash and cash equivalents                                                                         109                        -
 Rents and other receivables, net of allowance for doubtful accounts
   of $4,305 for 1999 and $4,078 for 1998                                                       15,235                   14,994
 Investment in partnership                                                                      13,196                   13,249
 Deferred charges, net and other assets                                                         16,678                   16,676
                                                                                    ------------------       ------------------

Total assets                                                                                  $966,560                 $968,680
                                                                                    ==================       ==================

LIABILITIES AND PARTNERS' CAPITAL:

Mortgage loans                                                                                $102,655                 $103,333
Unsecured notes payable                                                                        199,557                  199,542
Line of credit                                                                                 119,500                  169,500
Accounts payable, accrued expenses and other liabilities                                        29,768                   29,946
                                                                                    ------------------       ------------------

Total liabilities                                                                              451,480                  502,321
                                                                                    ------------------       ------------------

Minority interest                                                                                  937                      954
                                                                                    ------------------       ------------------

Partners' capital:
 General partner, common; issued and outstanding 24,055,952 and 23,958,662
     units at March 31, 1999 and December 31, 1998, respectively                               357,493                  357,108
 General partner, Series A preferred (liquidation preference $25.00 per unit);
     issued and outstanding 3,478,471 and 3,478,493 units at March 31, 1999
     and December 31, 1998, respectively                                                        86,809                   86,809
 Limited partners, common; issued and outstanding 1,395,712 and 1,441,678
     units at March 31, 1999 and December 31, 1998, respectively                                20,741                   21,488
 Limited partners, Series B preferred (liquidation preference $25.00 per unit);
     issued and outstanding 2,000,000 units at March 31, 1999                                   49,100                        -
                                                                                    ------------------       ------------------

Total partners' capital                                                                        514,143                  465,405
                                                                                    ------------------       ------------------

Total liabilities and partners' capital                                                       $966,560                 $968,680
                                                                                    ==================       ==================



  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                                                     Quarter Ended
                                                                                                       March 31,
                                                                                        -------------------------------------
                                                                                              1999                   1998
                                                                                        --------------         --------------
REVENUE:

 Rental income                                                                                 $38,710                $28,736
 Other income                                                                                      643                    619
                                                                                        --------------         --------------
                                                                                                39,353                 29,355
                                                                                        --------------         --------------
EXPENSES:

 Operations, maintenance and management                                                          6,678                  4,333
 Real estate taxes                                                                               6,115                  5,481
 Mortgage and other interest                                                                     7,687                  5,558
 General and administrative                                                                      1,978                  1,236
 Depreciation and amortization                                                                   6,457                  4,963
                                                                                        --------------         --------------
                                                                                                28,915                 21,571
                                                                                        --------------         --------------

Income before equity in earnings of partnership and provision for loss on
 real estate investment                                                                         10,438                  7,784
Equity in earnings of partnership                                                                  347                      -
Provision for loss on real estate investment                                                         -                   (875)
                                                                                        --------------         --------------

Income before allocation to minority interest                                                   10,785                  6,909
Income allocated to minority interest                                                              (21)                   (43)
                                                                                        --------------         --------------

Net income                                                                                      10,764                  6,866

Preferred unit distributions                                                                    (2,282)                     -
                                                                                        --------------         --------------

Net income attributable to common unit holders                                                 $ 8,482                $ 6,866
                                                                                        ==============         ==============

Earnings per common unit:
 Basic                                                                                           $0.33                  $0.28
                                                                                        ==============         ==============
 Diluted                                                                                         $0.33                  $0.28
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

                     BRADLEY OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)
                                  (UNAUDITED)



                                                                                                         Limited
                                                             General Partner,        Limited            Partners,
                                             General             Series A           Partners,            Series B
                                         Partner, common        preferred             common            preferred         Total
                                       -------------------  ------------------  ------------------  ------------------  ----------

Balance at December 31, 1998                    $357,108             $86,809             $21,488     $  -                 $465,405
  Net income                                       8,002               1,826                 480                 456        10,764
  Distributions on preferred units                     -              (1,826)                  -                (456)       (2,282)
  Distributions on common units                   (9,123)                  -                (533)                  -        (9,656)
  Capital contributions                            1,645                   -                   -              49,100        50,745
  Redemption of LP Units                               -                   -                (833)                  -          (833)
  Reallocation of partners' capital                 (145)                  -                 145                   -             -
  GP Units issued upon redemption of
    LP Units                                           6                   -                  (6)                  -             -
                                       -------------------  ------------------  ------------------  ------------------  ----------

Balance at March 31, 1999                       $357,493             $86,809             $20,741             $49,100      $514,143
                                       ===================  ==================  ==================  ==================  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                                                   Quarter Ended
                                                                                                     March 31,
                                                                                    -----------------------------------------
                                                                                           1999                     1998
                                                                                    ----------------         ----------------
Cash flows from operating activities:
  Net income                                                                                $ 10,764                $   6,866
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             6,457                    4,963
     Equity in earnings of partnership                                                          (347)                       -
     Amortization of debt premiums, net of discounts                                            (250)                       -
     Provision for loss on real estate investment                                                  -                      875
     Income allocated to minority interest                                                        21                       43
  Change in operating assets and liabilities:
     Increase in rents and other receivables                                                    (241)                  (1,079)
     Increase (decrease) in accounts payable, accrued expenses and other liabilities          (1,010)                   3,706
     Increase in deferred charges                                                               (959)                     (20)
                                                                                    ----------------         ----------------
       Net cash provided by operating activities                                              14,435                   15,354
                                                                                    ----------------         ----------------

Cash flows from investing activities:
  Expenditures for real estate investments                                                       (11)                 (34,392)
  Expenditures for capital improvements                                                       (3,030)                  (3,128)
  Cash distributions from partnership                                                            400                        -
                                                                                    ----------------         ----------------
       Net cash used in investing activities                                                  (2,641)                 (37,520)
                                                                                    ----------------         ----------------

Cash flows from financing activities:
  Borrowings from line of credit                                                              17,500                   44,000
  Payments under line of credit                                                              (67,500)                (116,600)
  Proceeds from issuance of unsecured notes payable                                                -                   99,051
  Expenditures for financing costs                                                               (41)                  (5,846)
  Principal payments on mortgage loans                                                          (413)                    (261)
  Distributions paid to common unit holders                                                   (9,656)                  (8,926)
  Distributions paid to minority interest holders                                                (38)                     (80)
  Distributions paid to Series A preferred unit holders                                       (1,826)                       -
  Distributions paid to Series B preferred unit holders                                         (456)                       -
  Capital contributions from the Company's issuance of GP Units                                1,645                    8,586
  Net proceeds from issuance of Series B preferred units                                      49,100                        -
                                                                                    ----------------         ----------------
       Net cash provided by (used in) financing activities                                   (11,685)                  19,924
                                                                                    ----------------         ----------------

Net increase (decrease) in cash and cash equivalents                                             109                   (2,242)

Cash and cash equivalents:
  Beginning of period                                                                              -                    4,747
                                                                                    ----------------         ----------------
  End of period                                                                             $    109                $   2,505
                                                                                    ================         ================

Supplemental cash flow information:
  Interest paid, net of amount capitalized                                                  $  8,207                $   2,281
                                                                                    ================         ================



  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Bradley Real Estate, Inc. (the "Company" or "Bradley"), the General Partner and owner of an approximate 87% economic interest in the Operating Partnership, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets.

The accompanying interim financial statements have been prepared by the Operating Partnership, without audit, and in the opinion of management reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1998.

Interests in the Operating Partnership are evidenced by four classes of unit holders, general partner "common" units owned by the Company as "GP Units," 8.4% Series A Convertible Preferred units of limited partnership interest owned by the general partner as "Series A Preferred Units," limited partner "common" units evidenced by "LP Units" and 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of limited partnership interest evidenced by "Series B Preferred Units." The Partnership Agreement governing the Operating Partnership contemplates that the number of outstanding GP Units will always equal the number of outstanding shares of common stock of the Company outstanding and that the Company will contribute to the Operating Partnership the proceeds from all issuances of common stock and preferred stock by the Company in exchange for additional units. The Partnership Agreement also contemplates that the number of Series A Preferred Units will always equal the number of outstanding shares of Series A Preferred Stock of the Company. In addition, the holders of LP Units have the right, under certain circumstances, to exchange their units for shares of common stock of the Company on a one-for-one basis. Holders of GP Units and LP Units are referred to as "common unit holders." Holders of Series A Preferred Units and Series B Preferred Units are referred to as "preferred unit holders."

NOTE 2 - EARNINGS PER COMMON UNIT

Basic earnings per common unit ("EPU") is computed by dividing income available to common unit holders by the weighted average number of common units outstanding for the period. Diluted EPU is computed by reflecting the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into common units or resulted in the issuance of common units that then shared in the earnings of the Operating Partnership. A reconciliation between basic and diluted weighted average common units outstanding for each period is as follows:

                                                                        Quarter Ended March 31,
                                                               ----------------------------------------

                                                                      1999                   1998
                                                               -----------------      -----------------
Basic
  Weighted average common units                                       25,437,974             24,736,940
                                                               =================      =================
Diluted
  Weighted average common units                                       25,437,974             24,736,940
  Effect of dilutive securities:
     Stock options                                                        31,294                 54,379
                                                               -----------------      -----------------
  Weighted average common units and assumed conversions               25,469,268             24,791,319
                                                               =================      =================

For the quarter ended March 31, 1999, Series A preferred unit distributions of $1,826,000 and the effect on the denominator of the conversion of the convertible preferred units outstanding during the quarter into 3,550,913 common units were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive. For the quarters ended March 31, 1999 and 1998, options to purchase 650,800 shares of the Company's common stock at prices ranging from $19.35 to $21.35 and 5,500 shares of common stock at a price of $21.25 were outstanding during each of the respective quarters but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those quarters.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first quarter of 1999, 411 shares of the Company's common stock were issued in exchange for an equivalent number of LP Units.

NOTE 4 - ACQUISITION AND DISPOSITION ACTIVITY

At March 31, 1999, the Operating Partnership was holding for sale six properties, all acquired in connection with the merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America"). Four of these properties are enclosed malls and are not aligned with the Operating Partnership's strategic property focus. The remaining two shopping center properties are located in the Southeast region of the United States and are not aligned with the Operating Partnership's strategic market focus. Subsequent to quarter-end, the Operating Partnership completed the sale of Monument Mall, an enclosed mall located in Scottsbluff, Nebraska, to an independent third party for a sales price of $11,900,000. The dispositions of the remaining properties are expected to be completed during 1999, although there can be no assurance that any such dispositions will occur.

In connection with the merger acquisition of Mid-America, the Operating Partnership acquired a 50% interest in a joint venture that owns two neighborhood shopping centers and one enclosed mall. Subsequent to quarter-end, the joint venture sold Imperial Mall, the enclosed mall located in Hastings, Nebraska, to the same buyer of Monument Mall for $12,100,000 including the issuance of a $3,100,000 note at 9.0%, secured by a second deed of trust.

NOTE 5 - ISSUANCE OF SERIES B PREFERRED UNITS

On February 23, 1999, the Operating Partnership completed a private placement of 2,000,000 units of its 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The units are callable by the Operating Partnership after five years at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. The Series B Preferred Units do not have a stated maturity and do not include any mandatory redemption or sinking fund provisions. The net proceeds from the issuance of approximately $49.1 million were used to reduce outstanding borrowings under the line of credit facility.

Holders of the Series B Preferred Units have the right to exchange Series B Preferred Units for shares of Series B Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 500,000 units, at the option of holders of the Series B Preferred Units (i) at any time on or after February 23, 2009, (ii) at any time if full quarterly distributions shall not have been made for six quarters, whether or not consecutive, or (iii) upon the occurrence of certain specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes.

NOTE 6 - SEGMENT REPORTING

As of March 31, 1999, the Operating Partnership owned interests in 98 shopping centers located primarily in the Midwest region of the United States. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During the first quarter of 1998, the Operating Partnership also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998. Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

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

The revenues, net operating income and computation of FFO for the reportable segments and for the Operating Partnership, and a reconciliation to net income attributable to common unit holders, are as follows for each of the quarters ended March 31, 1999 and 1998 (dollars in thousands):

                                                                                 Quarter Ended March 31,
                                                                           -----------------------------------
                                                                                1999                 1998
                                                                           --------------     ----------------
TOTAL PROPERTY REVENUE:
Mixed-use office property                                                  $  -                        $ 3,703
Shopping center properties                                                         39,065               25,550
                                                                           --------------     ----------------
                                                                                   39,065               29,253
                                                                           --------------     ----------------

TOTAL PROPERTY OPERATING EXPENSES:
Mixed-use office property                                                               -                1,552
Shopping center properties                                                         12,793                8,262
                                                                           --------------     ----------------
                                                                                   12,793                9,814
                                                                           --------------     ----------------
Net operating income                                                               26,272               19,439
                                                                           --------------     ----------------

NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                                            (288)                (102)
Equity in earnings of partnership, excluding depreciation and amortization           (390)                   -
Mortgage and other interest                                                         7,687                5,558
General and administrative                                                          1,978                1,236
Amortization of deferred finance and non-real estate related costs                    279                  241
Preferred unit distributions                                                        2,282                    -
Income allocated to minority interest                                                  21                   43
                                                                           --------------     ----------------
                                                                                   11,569                6,976
                                                                           --------------     ----------------

Funds from Operations                                                             $14,703              $12,463
                                                                           ==============     ================

RECONCILIATION TO NET INCOME ATTRIBUTABLE TO COMMON UNIT
 HOLDERS:
Funds from Operations                                                             $14,703              $12,463
Depreciation of real estate assets and amortization of tenant improvements         (5,449)              (3,931)
Amortization of deferred leasing commissions                                         (431)                (493)
Other amortization                                                                   (298)                (298)
Depreciation and amortization included in equity in earnings of partnership           (43)                   -
Provision for loss on real estate investment                                            -                 (875)
                                                                           --------------     ----------------

Net income attributable to common unit holders                                    $ 8,482              $ 6,866
                                                                           ==============     ================

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout 1998, we acquired 44 shopping centers and a 50% interest in a joint venture that owns two neighborhood shopping centers and one enclosed mall for an aggregate cost of approximately $362 million. Of these acquisitions, we acquired 22 of the shopping centers and the joint venture interest in connection with the merger acquisition of Mid-America in August 1998. During the second and third quarters of 1998, we also completed the sales of two properties that did not meet our strategic goals for an aggregate net sales price of $84 million, resulting in a net gain of $29.7 million. This gain is net of a provision for loss on real estate investment of $875,000 reflected in the first quarter of 1998.

Results of operations for the first quarter of 1999 compared with the first quarter of 1998 were driven in large part from the acquisition activity. Including the provision for loss on real estate investment in 1998, net income increased $1,616,000 from $6,866,000 in the first quarter of 1998 to $8,482,000 in the first quarter of 1999. Basic and diluted net income per common unit increased $0.05 per common unit, or 18%, from $0.28 per common unit in the first quarter of 1998 to $0.33 per common unit in the first quarter of 1999. Our results of operations for the first quarter of 1998 and 1999 reflect 51 properties that were held both quarters and 46 properties that we purchased or sold between the two periods.

Property Specific Revenues And Expenses (in thousands of dollars):

                                                Three months ended
                                                     March 31,                                                  Properties
                                          -----------------------------                     Acquisitions/        Held Both
                                               1999             1998        Difference      Dispositions          Periods
                                          ------------     ------------  --------------  -----------------  -----------------
Rental income                                  $38,710          $28,736          $9,974             $8,752             $1,222
Operations, maintenance and management         $ 6,678          $ 4,333          $2,345             $1,645             $  700
Real estate taxes                              $ 6,115          $ 5,481          $  634             $  345             $  289
Depreciation and amortization                  $ 6,457          $ 4,963          $1,494             $1,322             $  172

Results attributable to acquisition and disposition activities:

Rental income increased from $28,736,000 in the first quarter of 1998 to $38,710,000 in the first quarter of 1999. Approximately $12,553,000 of the increase was attributable to acquisition activities, including $6,036,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by $3,801,000 attributable to disposition activities, primarily One North State.

Operations, maintenance and management expense increased from $4,333,000 in the first quarter of 1998 to $6,678,000 in the first quarter of 1999. Approximately $1,645,000 of the increase was attributable to acquisition and disposition activities, including an increase of $1,136,000 for properties acquired in connection with the merger acquisition of Mid-America.

Real estate taxes increased from $5,481,000 in the first quarter of 1998 to $6,115,000 in the first quarter of 1999. Approximately $1,377,000 of the increase was attributable to acquisition activities, including an increase of $709,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by a decrease of $1,032,000 for properties sold, primarily One North State.

Depreciation and amortization increased from $4,963,000 in the first quarter of 1998 to $6,457,000 in the first quarter of 1999. Approximately $1,322,000 of the increase was attributable to acquisition and disposition activities, including an increase of $454,000 for properties acquired in connection with the merger acquisition of Mid-America.

Results for properties fully operating throughout both periods:

Several factors affected the comparability of results for properties fully operating throughout both quarters ended March 31, 1999 and 1998. Winter storms in the Midwest occurring during the first quarter of 1999 resulted in an increase in the level of snow removal expenses of approximately $631,000 compared with the first quarter of 1998. This increase in operations, maintenance and management expense was mitigated by the recoverability of such expenses through operating expense reimbursements, contributing $526,000 to an increase in rental income. Additionally, two large tenants, Montgomery Ward at Heritage Square, and HomePlace at Har Mar Mall, vacated their respective stores during 1998 after declaring bankruptcy in July 1997 and January 1998, respectively. Rental income decreased from the first quarter of 1998 at these two shopping centers by $322,000 and $109,000, respectively. We expect a 62,000 square-foot lease with Carson Pirie Scott to commence in the second half of 1999, which will replace approximately one half the space previously occupied by Montgomery Ward. We are currently negotiating leases to replace the remaining space previously occupied by Montgomery Ward and the space vacated by HomePlace.

Finally, the Operating Partnership, as well as most other real estate companies, were affected by a consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the accounting for percentage rents. On May 22, 1998, the EITF reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Because the majority of our retail tenant leases have sales years ending in December or January, a substantial portion of percentage rental income from such leases is now recognized in the first quarter, once it is determined that specified sales targets have been achieved. Previously, we recognized percentage rental income each period based on reasonable estimates of tenant sales.
Largely due to the implementation of EITF 98-9, therefore, percentage rental income for properties held throughout both quarters increased in 1999 by $163,000.

We had a 5% increase in rental income for properties fully operating throughout both quarters. In addition to the changes in rental income described above, rental income increased $150,000 at Rollins Crossing and $85,000 at Burning Tree Plaza, due to a 71,000 square-foot lease with Regal Cinema at Rollins Crossing and a 24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza, both commencing in the fourth quarter of 1998. Additionally, rental income increased $156,000 at Sun Ray Shopping Center due to an increase in tax reimbursements primarily resulting from a tax abatement received in the first quarter of 1998, contributing to an increase in real estate taxes of $205,000 from the prior year. Rental income increased $96,000 at Brookdale Square primarily due to the receipt of a termination fee from Brookdale Cinema and the commencement of a 22,000 square-foot lease with Pep Boys.

Non-Property Specific Revenues and Expenses:

Other income increased from $619,000 during the quarter ended March 31, 1998 to $643,000 during the quarter ended March 31, 1999, an increase of $24,000. Other income contains both property specific and non-property specific income; however, the increase is primarily attributable to property specific sources. The increase in other income resulted from an increase in other property income generated from properties acquired during 1998, primarily from four enclosed malls acquired in connection with the merger acquisition of Mid-America, partially offset by a reduction in other income of $166,000 at Grandview Plaza for insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997 received and recognized in the first quarter of 1998.

Mortgage and other interest expense increased to $7,687,000 for the quarter ended March 31, 1999 from $5,558,000 during the same period in the prior year, an increase of $2,129,000. Mortgage debt of $37,933,000 assumed in connection with the merger acquisition of Mid-America, as well as $25,753,000 in mortgage indebtedness assumed upon the acquisitions of three additional shopping centers during 1998, partially offset by the repayment in third quarter of 1998 of mortgage notes secured by Richfield Hub and Hub West aggregating $10 million, contributed to an increase in interest expense of $835,000. A higher weighted average balance outstanding on the line of credit during the first quarter of 1999 compared with the first quarter of 1998, partially offset by a lower weighted average interest rate, resulted in an increase in interest expense on the line of credit of $757,000. On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout 1997 primarily to fund acquisition activity. Interest incurred on these unsecured Notes in the first quarter of 1998 amounted to $1,349,000 compared with $1,903,000 for the full quarter in 1999, an increase of $554,000. Our total weighted average interest rate decreased to 7.02% for the first quarter of 1999 from 7.41% for the first quarter of 1998.

General and administrative expense increased from $1,236,000 during the quarter ended March 31, 1998 to $1,978,000 during the quarter ended March 31, 1999, an increase of $742,000. The increase primarily resulted from the growth of the Operating Partnership, including increases in salaries for additional personnel, and franchise taxes and related fees for a larger capital base and expanded geographic market.

While the capital markets for REITs have continued to remain challenging, during February 1999, we took advantage of an opportunity to replace $50 million of short term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"). Although the spread between the interest rate currently available under the line of credit facility and the rate associated with the Series B Preferred Units is dilutive in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. Distributions on the Series B Preferred Units were $456,000 during the first quarter of 1999; on a going-forward basis, such distributions are projected to be approximately $1.1 million for each full quarterly period that the Series B Preferred Units are outstanding.

Distributions on the Series A Preferred Units issued in connection with the merger acquisition of Mid-America in August 1998 were $1,826,000 during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund operating expenses and distributions primarily from operating cash flows, although we may also use our bank line of credit for these purposes. We fund acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of LP Units to contributors of properties acquired. We may also acquire properties through capital contributions by the Company of proceeds from the issuance by the Company of additional equity securities. Additionally, we may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with our strategic focus. In addition, we may acquire partial interests in real estate assets through participation in joint venture transactions.

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to engage in development activities, either directly or through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties.

As of March 31, 1999, our financial liquidity was provided by $109,000 in cash and cash equivalents and by the unused balance on our bank line of credit of $130.5 million. As of March 31, 1999, we were holding for sale six properties with an aggregate book value of $46.5 million. Subsequent to quarter-end, we completed the sale of one of the enclosed malls, Monument Mall, located in Scottsbluff, Nebraska, for a sales price of $11,900,000. Also subsequent to quarter-end, our 50%-owned joint venture, Bradley Bethal Limited Partnership, sold Imperial Mall, an enclosed mall located in Hastings, Nebraska, for $12,100,000 including the issuance of a $3,100,000 note at 9.0%, secured by a second deed of trust. We used the net proceeds from these transactions of approximately $14.4 million to pay-down the line of credit and for general corporate purposes. We expect to complete the sales of the remaining five properties held for sale during 1999, although we can give no assurance that any such sales will occur. Proceeds received from a sale of any of such properties would provide us with additional liquidity. In addition, the Company has an effective "shelf" registration statement under which it may issue up to $201.4 million in equity securities, and the Operating Partnership has an additional "shelf" registration statement under which it may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and the Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. The Operating Partnership has also implemented a Medium-Term Note program providing it with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in varying amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

Mortgage debt outstanding at March 31, 1999 consisted of fixed-rate notes totaling $102.7 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal amortization of mortgage debt totaled $413,000 during the quarter ended March 31, 1999, with another $1.9 million scheduled principal payments due for the remainder of the year. We have no maturing debt until February 2000, when $6.0 million in mortgage debt becomes due, and December 2000, when the line of credit expires. While we currently expect to fund short-term and long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities of the Operating Partnership and equity securities of the Company and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities decreased to $14,435,000 during the first quarter of 1999, from $15,354,000 during the same period in 1998. The decrease resulted from the payment of $8,207,000 in interest during the first quarter of 1999 compared with $2,281,000 during the first quarter of 1998, an increase of $5,926,000, despite an increase of only $2,129,000 in interest expense to $7,687,000 from $5,558,000. This increase primarily resulted from the payment of $3,600,000 during the first quarter of 1999 of a semi-annual interest payment due January 15, on $100 million of 7.2% ten-year unsecured Notes, accrued in the prior year from the issuance date of January 28, 1998, but not paid. Excluding the semi-annual interest payment, cash provided by operating activities increased $2,666,000. This increase is primarily due to the growth of our portfolio, from 53 properties at January 1, 1998, to 98 properties at March 31, 1999.

For the three months ended March 31, 1999, funds from operations ("FFO") increased $2,240,000, or 18%, from $12,463,000 to $14,703,000. The Operating
Partnership generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred share distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper provides guidelines only for computing FFO, the computation of FFO may vary from one REIT or its operating partnership to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities increased to a use of cash of $2,641,000 during the first quarter of 1999, from a use of cash of $37,520,000 during the same period of 1998. No acquisitions were completed the first quarter of 1999, compared with the first quarter of 1998, when we completed the acquisitions of five shopping centers located in Indiana, Kentucky, Michigan, and Wisconsin aggregating 602,000 square feet for a total purchase price of approximately $33,500,000.

Financing Activities

Net cash flows provided by financing activities decreased to a use of cash of $11,685,000 during the first quarter of 1999 from a source of cash of $19,924,000 during the same period in 1998. Distributions to common and preferred unit holders, as well as to the minority interest, were $11,976,000 in the first quarter of 1999, and $9,006,000 in the first quarter of 1998.

On February 23, 1999, we issued two million 8.875% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors at a price of $25.00 per unit. Net proceeds from the issuance of approximately $49.1 million were used to reduce outstanding borrowings under the line of credit, strengthening our capital structure, replacing floating rate debt with permanent capital, and thereby adding liquidity, flexibility and additional capital to fund our acquisition and development activities.

In the prior year period, we issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008, and the Company issued 392,638 shares of common stock to a unit investment trust, contributing the net proceeds of $7,489,000 to the Operating Partnership. Proceeds from the offerings were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of such higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During the first quarter of 1999, we completed the necessary leasing transactions to commence our planned redevelopment of the Commons of Chicago Ridge, a shopping center in our core portfolio located in metropolitan Chicago. Chicago Ridge is the type of redevelopment investment opportunity upon which we will continue to focus. The redevelopment will represent an investment of approximately $9.5 million, and is expected to generate a high return on invested capital while adding substantial long-term value to an existing center. We also continue to establish a pipeline of development opportunities and potential acquisitions of shopping centers where our redevelopment experience can create similar enhanced returns. We expect to finance these acquisition, development, and redevelopment opportunities with a combination of proceeds from the sale of non-core assets, retained cash, external capital and possible joint ventures.

As of March 31, 1999, we were holding for sale six non-core properties, consisting of four enclosed malls and two community shopping centers, all acquired in connection with the merger acquisition of Mid-America. Subsequent to quarter-end, we completed the sale of one of the enclosed malls, Monument Mall, located in Scottsbluff, Nebraska, for a sales price of $11.9 million. Although there can be no assurance that any additional sales will be completed, we expect to complete the sales of the remaining properties during 1999, utilizing the proceeds to reduce outstanding indebtedness under the line of credit with the expectation that the increased borrowing capacity would be used to acquire or develop additional shopping centers within our target market that are more in keeping with our grocery-anchored community shopping center focus, and that generate higher investment returns in challenging capital markets.

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

We have undertaken a five-step program in order to achieve Year 2000 readiness, including:

 .  Awareness - Education involving all levels of Bradley personnel regarding
   Year 2000 implications.

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

The program, which is ongoing, has yielded the following conclusions:

With respect to our potential exposure to information technology systems, including our accounting and lease management systems, we believe that such commercial software is Year 2000 ready. This assessment is based upon installation and testing of upgraded software provided by software vendors, as well as formal and informal communications with software vendors and literature supplied with certain software. We have incurred minimal costs associated with bringing our information technology systems to be Year 2000 ready.

In the operation of our properties, we have acquired equipment with embedded technology such as microcontrollers which operate heating, ventilation and air conditioning systems ("HVAC"), fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. We have substantially completed our evaluation of the potential exposure to such non-information technology systems and do not expect to incur more than $50,000 to become Year 2000 ready. We expect to be Year 2000 ready before June 30, 1999. This assessment is based upon formal and informal communications with software vendors, literature supplied with the software, literature supplied in connection with maintenance contracts, and test evaluations of the software.

The failure of our tenants' or suppliers' computer software programs and operating systems to process the change in calendar year from 1999 to 2000 may also result in system malfunctions or failures. Such an occurrence would potentially affect the ability of the affected tenant or supplier to operate its business and thereby raise adequate revenue to meet its contractual obligations to us. As a result, we may not receive revenue or services we had otherwise expected to receive pursuant to existing leases and contracts. We have completed an inventory of the tenants, suppliers and other parties with whom we do a significant amount of business and are in the process of surveying such parties to identify the potential exposure in the event they are not Year 2000 ready in a timely manner. We expect to have responses from such parties by May 1999. However, at this time, we are not aware of any party that is anticipating a material Year 2000 readiness issue. Although the investigations and assessments of possible Year 2000 issues are still ongoing, we do not anticipate a material impact on our business, operations or financial condition even if one or more parties is not Year 2000 ready in a timely manner, because the number and nature of our tenant base are diverse, and because we do not rely on a concentration of suppliers and other parties to conduct our business.

Although we are aware that we may not, in fact, be Year 2000 ready upon the year 2000, at this time we have not adopted a contingency plan for the conduct of our own operations because we expect to be Year 2000 ready in advance of 2000. However, we will continue to monitor our progress and state of readiness, and will be prepared to adopt a contingency plan with respect to areas in which evidence arises that we may not become Year 2000 ready in sufficient time. It is possible that an aggregation of tenants, suppliers, and other parties who experience Year 2000 related system malfunctions or failures may have a material impact on our business, operations, and financial condition. Although we believe that we will be able to adopt appropriate contingency plans to deal with any Year 2000 readiness issue that any other party, excluding public utilities, with whom we have significant relationships may experience as we continue our Year 2000 assessment and testing, we cannot be certain at this time that such contingency plans will be effective in limiting the harm caused by such third parties' system malfunctions and failures.

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

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express our belief, expectations or intentions regarding our future performance or future events or trends. We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of our control. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the midwestern United States in particular; the financial viability of our tenants; the continuing availability of retail center acquisitions and development opportunities in the Midwest on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development and acquisition activity may not be at expected levels; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The statements made under the caption "Risk Factors" included in the Operating Partnership's Form 10-K for 1998 are incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
          Not applicable

Item 2.  CHANGES IN SECURITIES

          On February 23, 1999, the Operating Partnership issued 2,000,000 of its 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to an institutional investor at a price of $25.00 per unit, resulting in net proceeds to the Operating Partnership of approximately $49.1 million. On or after February 23, 2004, the Operating Partnership may redeem the Series B Preferred Units at its option, in whole or in part, at any time for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company (the "Series B Preferred Shares") on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. The Series B Preferred Units do not include any mandatory redemption or sinking fund provisions.

          Holders of the Series B Preferred Units have the right to exchange Series B Preferred Units for shares of Series B Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 500,000 units, at the option of holders of the Series B Preferred Units (i) at any time on or after February 23, 2009, (ii) at any time if full quarterly distributions shall not have been made for six quarters, whether or not consecutive, or (iii) upon the occurrence of certain specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Series B Preferred Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
          Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

Item 5.  OTHER INFORMATION
          Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.    Description
          -----------    -----------

          27           Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------
          The following Form 8-K was filed during the period January 1, 1999 through March 31, 1999:

               Form 8-K filed March 3, 1999 (earliest event February 23, 1999), reporting in Item 5., the issuance by Bradley Operating Limited Partnership of 2,000,000 units of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors at a price of $25.00 per unit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     May 13, 1999


                                         Bradley Operating Limited Partnership
                                              Registrant



                                         By:  /s/ Thomas P. D'Arcy
                                             ---------------------------------
                                             Thomas P. D'Arcy
                                             President and CEO


                                         By:  /s/ Irving E. Lingo, Jr.
                                             ---------------------------------
                                             Irving E. Lingo, Jr.
                                             Chief Financial Officer