Form 10-Q
period 1999-06-30
BRADLEY OPERATING L P
filed 1999-08-12
CIK 1039189

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended June 30, 1999 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to_____

Commission file number 0-23065

                    BRADLEY OPERATING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

             Maryland                                 04-3306041
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

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                                                                June 30,       December 31,
                                                                                                  1999             1998
                                                                                                --------       ------------
ASSETS:

Real estate investments - at cost                                                               $970,710         $936,465
Accumulated depreciation and amortization                                                        (69,713)         (59,196)
                                                                                                --------         --------

Net real estate investments                                                                      900,997          877,269

Real estate investments held for sale                                                             30,116           46,492

Other assets:
 Cash and cash equivalents                                                                           108                -
 Rents and other receivables, net of allowance for doubtful accounts
   of $4,884 for 1999 and $4,078 for 1998                                                         17,423           14,994
 Investment in partnership                                                                             -           13,249
 Deferred charges, net and other assets                                                           16,095           16,676
                                                                                                --------         --------
Total assets                                                                                    $964,739         $968,680
                                                                                                ========         ========

LIABILITIES AND PARTNERS' CAPITAL:

Mortgage loans                                                                                  $102,000         $103,333
Unsecured notes payable                                                                          199,573          199,542
Line of credit                                                                                   120,900          169,500
Accounts payable, accrued expenses and other liabilities                                          28,676           29,946
                                                                                                --------         --------

Total liabilities                                                                                451,149          502,321
                                                                                                --------         --------

Minority interest                                                                                    925              954
                                                                                                --------         --------

Partners' Capital:
 General partner, common; issued and outstanding 24,057,300 and
   23,958,662 units at June 30, 1999 and December 31, 1998, respectively                         356,298          357,108
 General partner, Series A preferred (liquidation preference $25.00 per unit);
   issued and outstanding 3,478,471 and 3,478,493 units at June 30, 1999
   and December 31, 1998, respectively                                                            86,809           86,809
 Limited partners, common;  issued and outstanding 1,381,353 and 1,441,678
   units at June 30, 1999 and December 31, 1998, respectively                                     20,458           21,488
 Limited partners, Series B preferred (liquidation preference $25.00 per unit);
   issued and outstanding 2,000,000 units at June 30, 1999                                        49,100                -
                                                                                                --------         --------

Total partners' capital                                                                          512,665          465,405
                                                                                                --------         --------

Total liabilities and partners' capital                                                         $964,739         $968,680
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

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per unit data)
                                  (UNAUDITED)

                                                                              Three months ended       Six months ended
                                                                                   June 30,                June 30,
                                                                          ------------------------- -----------------------
                                                                               1999         1998         1999         1998
                                                                           -----------   ----------   ----------   ---------
REVENUE:
       Rental income                                                         $36,872      $30,601      $75,582      $59,337
       Other income                                                              686          440        1,329        1,059
                                                                           -----------   ----------   ----------   ---------
                                                                              37,558       31,041       76,911       60,396
                                                                           -----------   ----------   ----------   ---------
EXPENSES:
       Operations, maintenance and management                                  5,405        4,443       12,083        8,776
       Real estate taxes                                                       5,556        5,295       11,671       10,776
       Mortgage and other interest                                             7,182        6,585       14,869       12,143
       General and administrative                                              1,686        1,545        3,664        2,781
       Depreciation and amortization                                           6,484        5,631       12,941       10,594
                                                                           -----------   ----------   ----------   ---------
                                                                              26,313       23,499       55,228       45,070
                                                                           -----------   ----------   ----------   ---------
Income before equity in earnings of partnership and
  provision for loss on real estate investment                                11,245        7,542       21,683       15,326
Equity in earnings of partnership                                                153            -          500            -
Provision for loss on real estate investment                                       -            -            -         (875)
                                                                           -----------   ----------   ----------   ---------
Income before allocation to minority interest                                 11,398        7,542       22,183       14,451
Income allocated to minority interest                                            (27)         (43)         (48)         (86)
                                                                           -----------   ----------   ----------   ---------
Net income                                                                    11,371        7,499       22,135       14,365

Preferred unit distributions                                                  (2,935)           -       (5,217)           -
                                                                           -----------   ----------   ----------   ---------
Net income attributable to common unit holders                               $ 8,436      $ 7,499      $16,918      $14,365
                                                                           ===========   ==========   ==========   =========

Earnings per common unit:
     Basic                                                                     $0.33        $0.30        $0.66        $0.58
                                                                           ===========   ==========   ==========   =========
     Diluted                                                                   $0.33        $0.30        $0.66        $0.58
                                                                           ===========   ==========   ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                 General                         Limited
                                                   General       Partner,        Limited        Partners,
                                                  Partner,       Series A        Partners,      Series B
                                                   common        preferred        common        preferred        Total
                                                ------------  --------------  --------------  --------------  -----------

Balance at December 31, 1998                      $357,108         $86,809         $21,488       $       -       $465,405
  Net income                                         8,002           1,826             480             456         10,764
  Distributions on preferred units                       -          (1,826)              -            (456)        (2,282)
  Distributions on common units                     (9,123)              -            (533)              -         (9,656)
  Capital contributions                              1,645               -               -          49,100         50,745
  Redemption of LP Units                                 -               -            (833)              -           (833)
  Reallocation of partners' capital                   (145)              -             145               -              -
  GP Units issued upon redemption
     of LP units                                         6               -              (6)              -              -
                                                ------------  --------------  --------------  --------------  -----------
Balance at March 31, 1999                          357,493          86,809          20,741          49,100        514,143

  Net income                                         7,976           1,826             460           1,109         11,371
  Distributions on preferred units                       -          (1,826)              -          (1,109)        (2,935)
  Distributions on common units                     (9,082)              -            (511)              -         (9,593)
  Redemption of LP Units                                 -               -            (281)              -           (281)
  Other capital costs                                  (40)              -               -               -            (40)
  Reallocation of partners' capital                    (49)              -              49               -              -
                                                ------------  --------------  --------------  --------------  -----------
Balance at June 30, 1999                          $356,298         $86,809         $20,458         $49,100       $512,665
                                                ============  ==============  ==============  ==============  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)


                                                                                                          Six months ended
                                                                                                              June 30,
                                                                                         -------------------------------------------
                                                                                                1999                      1998
                                                                                         ------------------         ----------------
Cash flows from operating activities:
   Net income                                                                                  $ 22,135                $  14,365
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                              12,941                   10,594
      Equity in earnings of partnership                                                            (500)                       -
      Amortization of debt premiums, net of discounts                                              (479)                       -
      Provision for loss on real estate investment                                                    -                      875
      Income allocated to minority interest                                                          48                       86
   Change in operating assets and liabilities:
      (Increase) decrease in rents and other receivables                                            860                   (1,325)
      Increase (decrease) in accounts payable, accrued expenses and other liabilities            (1,671)                   7,137
      Increase in deferred charges                                                               (1,064)                  (2,037)
                                                                                         ------------------         ----------------
         Net cash provided by operating activities                                               32,270                   29,695
                                                                                         ------------------         ----------------
Cash flows from investing activities:
   Expenditures for real estate investments                                                     (21,636)                (108,512)
   Expenditures for capital improvements                                                         (6,934)                  (5,309)
   Net proceeds from sale of properties                                                          16,899                    1,869
   Cash distributions from partnership                                                            3,943                        -
                                                                                         ------------------         ----------------
         Net cash used in investing activities                                                   (7,728)                (111,952)
                                                                                         ------------------         ----------------
Cash flows from financing activities:
   Borrowings from line of credit                                                                46,900                  118,050
   Payments under line of credit                                                                (95,500)                (123,550)
   Proceeds from issuance of unsecured notes payable                                                  -                   99,051
   Expenditures for financing costs                                                                 (59)                  (5,979)
   Principal payments on mortgage loans                                                            (823)                    (534)
   Distributions paid to common unit holders                                                    (19,249)                 (17,877)
   Distributions paid to minority interest holders                                                  (77)                    (159)
   Distributions paid to Series A preferred unit holders                                         (3,652)                       -
   Distributions paid to Series B preferred unit holders                                         (1,565)                       -
   Capital contributions from the Company's issuance of GP Units                                  1,605                   10,203
   Net proceeds from issuance of Series B preferred units                                        49,100                        -
   Payments to redeem limited partnership units                                                  (1,114)                       -
                                                                                         ------------------         ----------------
         Net cash provided by (used in) financing activities                                    (24,434)                  79,205
                                                                                         ------------------         ----------------

Net increase (decrease) in cash and cash equivalents                                                108                   (3,052)

Cash and cash equivalents:
   Beginning of period                                                                                -                    4,747
                                                                                         ------------------         ----------------
   End of period                                                                               $    108                $   1,695
                                                                                         ==================         ================

Supplemental cash flow information:
   Interest paid, net of amount capitalized                                                    $ 15,499                $   8,358
                                                                                         ==================         ================



  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Bradley Real Estate, Inc. (the "Company" or "Bradley"), the General Partner and owner of an approximate 88% economic interest in the Operating Partnership, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets.

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

NOTE 2 - EARNINGS PER COMMON UNIT

Basic earnings per common unit ("EPU") is computed by dividing income available to common unit holders by the weighted average number of common units outstanding for the period. Diluted EPU is computed by reflecting the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into common units or resulted in the issuance of common units that then shared in the earnings of the Operating Partnership. A reconciliation of basic and diluted weighted average common units outstanding for each period is as follows:


                                                                    Three months ended              Six months ended
                                                                         June 30,                       June 30,
                                                              ------------------------------  ------------------------------
                                                                   1999            1998            1999            1998
                                                              --------------  --------------  --------------  --------------
Basic
  Weighted average common units                                 25,444,494      25,083,874      25,441,252      24,911,365
                                                              ==============  ==============  ==============  ==============
Diluted
  Weighted average common units                                 25,444,494      25,083,874      25,441,252      24,911,365
  Effect of dilutive securities:
    Stock options                                                   40,101          50,014          34,823          49,450
                                                              --------------  --------------  --------------  --------------
  Weighted average common units and assumed conversions         25,484,595      25,133,888      25,476,075      24,960,815
                                                              ==============  ==============  ==============  ==============

For the six months ended June 30, 1999 and 1998, options to purchase 609,250 shares of the Company's common stock at prices ranging from $19.90 to $21.35 and 153,500 shares of common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those periods. For the six months ended June 30, 1999, Series A preferred unit distributions of $3,652,000 and the effect on the denominator of the conversion of the convertible preferred units outstanding during the period into 3,550,912 shares of common units were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive.

For the three months ended June 30, 1999 and 1998, options to purchase 158,750 shares of the Company's common stock at prices ranging from $20.25 to $21.35 and 153,500 shares of common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those periods. For the three months ended June 30, 1999, Series A preferred unit distributions of $1,826,000 and the effect on the denominator of the conversion of the convertible preferred units outstanding during the quarter into 3,550,910 common units were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first quarter of 1999, 411 shares of the Company's common stock were issued in exchange for an equivalent number of LP Units. During the second quarter of 1999, the acquisition of the Operating Partnership's non-owned portion of a joint venture resulted in a non-cash reclassification of investment in partnership to real estate investments of $6,556,000 and a non-cash transfer of a $3,100,000 note receivable.

NOTE 4 - ACQUISITION AND DISPOSITION ACTIVITY

At June 30, 1999, the Operating Partnership was holding for sale three enclosed malls, all acquired in connection with the merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America"). During the second quarter, the Operating Partnership completed the sales of an additional three properties, for an aggregate gross sales price of $17,325,000. These three properties, all acquired in connection with the merger acquisition of Mid-America, had been held for sale since the merger acquisition. Two of these properties, Macon County Plaza and Town West Shopping Center, are shopping centers located in the Southeast region of the United States and are not aligned with the Operating Partnership's strategic market focus. The third property, Monument Mall, is an enclosed mall and, like the three properties currently held for sale, is not aligned with the Operating Partnership's strategic property focus. The dispositions of the three properties held for sale are expected to be completed during 1999, although there can be no assurance that any such dispositions will occur.

In connection with the merger acquisition of Mid-America, the Operating Partnership acquired a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall. During the second quarter, the joint venture sold Imperial Mall, the enclosed mall located in Hastings, Nebraska, to the same buyer of Monument Mall for $12,100,000 including the issuance of a $3,100,000 note at 9.0%, secured by a second deed of trust. Subsequently, the Operating Partnership acquired the 50% non-owned portion of the joint venture for a purchase price equal to $7,750,000 subject to customary closing costs and pro-rations. As a result, the two neighborhood shopping centers previously owned by the joint venture are now wholly-owned by the Operating Partnership and are consolidated for financial reporting purposes.

During the second quarter of 1999, the Operating Partnership also completed the acquisitions of two shopping centers located in Michigan and Ohio, aggregating approximately 264,000 square feet for a total purchase price of $13,853,000. Both of these shopping centers are expected to be substantially redeveloped, bringing the number of active redevelopment projects being undertaken by the Operating Partnership to four. The estimated total incremental capital investment for these four projects is approximately $32 million.

NOTE 5 - SEGMENT REPORTING

As of June 30, 1999, the Operating Partnership owned 96 shopping centers located primarily in the Midwest region of the United States. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During the first half of 1998, the Operating Partnership also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998. Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

The Operating Partnership assesses and measures operating results on an individual property basis for each of its 96 shopping centers without differentiation, based on net operating income, and then converts such amounts in the aggregate to a performance measure referred to as Funds from Operations ("FFO"). Since all of the Operating Partnership's shopping centers exhibit similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The revenue and net operating income for the reportable segments and for the Operating Partnership, a computation of FFO for the Operating Partnership, and a reconciliation to net income attributable to common unit holders, are as follows for each of the three and six month periods ended June 30, 1999 and 1998 (dollars in thousands):

                                                           Three months ended                        Six months ended
                                                                 June 30,                                June 30,
                                                      -----------------------------          ------------------------------
                                                          1999             1998                1999                 1998
                                                      ----------         ---------           ----------         -----------
TOTAL PROPERTY REVENUE:
Mixed-use office property                               $     -           $ 3,570             $      -             $ 7,273
Shopping center properties                               37,345            27,379               76,410              52,929
                                                        -------           -------              -------             -------
                                                         37,345            30,949               76,410              60,202
                                                        -------           -------              -------             -------
TOTAL PROPERTY OPERATING EXPENSES:
Mixed-use office property                                     -             1,279                    -               2,831
Shopping center properties                               10,961             8,459               23,754              16,721
                                                        -------           -------              -------             -------
                                                         10,961             9,738               23,754              19,552
                                                        -------           -------              -------             -------
Net operating income                                     26,384            21,211               52,656              40,650
                                                        -------           -------              -------             -------
NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                  (213)              (92)                (501)               (194)
Equity in earnings of partnership, excluding
 depreciation and amortization                             (210)                -                 (600)                  -
Mortgage and other interest                               7,182             6,585               14,869              12,143
General and administrative                                1,686             1,545                3,664               2,781
Amortization of deferred finance and non-real estate
 related costs                                              280               226                  559                 467
Preferred unit distributions                              2,935                 -                5,217                   -
Income allocated to minority interest                        27                43                   48                  86
                                                        -------           -------              -------             -------
                                                         11,687             8,307               23,256              15,283
                                                        -------           -------             --------             -------
Funds from Operations                                   $14,697           $12,904             $ 29,400             $25,367
                                                        =======           =======             ========             =======

RECONCILIATION TO NET INCOME ATTRIBUTABLE TO COMMON
 UNIT HOLDERS:
Funds from Operations                                   $14,697           $12,904             $ 29,400             $25,367
Depreciation of real estate assets and amortization
 of tenant improvements                                  (5,553)           (4,315)             (11,002)             (8,246)
Amortization of deferred leasing commissions               (353)             (791)                (784)             (1,284)
Other amortization                                         (298)             (299)                (596)               (597)
Depreciation and amortization included in equity in
 earnings of partnership                                    (57)                -                 (100)                  -
Provision for loss on real estate investment                  -                 -                    -                (875)
                                                        -------           -------             --------             -------
Net income attributable to common unit holders          $ 8,436           $ 7,499             $ 16,918             $14,365
                                                        =======           =======             ========             =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout 1998, we acquired 44 shopping centers and a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall for an aggregate cost of approximately $362 million. Of these acquisitions, we acquired 22 of the shopping centers and the joint venture interest in connection with the merger acquisition of Mid-America in August 1998. During the second and third quarters of 1998, we also completed the sales of two properties that did not meet our strategic focus for an aggregate net sales price of $84 million, resulting in a net gain of $29.7 million. This gain is net of a provision for loss on real estate investment of $875,000 reflected in the first quarter of 1998.

During the second quarter of 1999, we completed the acquisitions of two shopping centers for an aggregate purchase price of $13.9 million, and sold three properties for an aggregate gross sales price of $17.3 million. During the second quarter of 1999, we also acquired the 50% non-owned portion of the two shopping centers held by the joint venture acquired in connection with the merger acquisition of Mid-America. As a result, these two shopping centers are consolidated for financial reporting purposes.

Differences in results of operations for the six and three-month periods ended June 30, 1999 compared with the same periods in 1998 were driven in large part from the acquisition activity. Including the provision for loss on real estate investment in 1998, net income attributable to common unit holders increased $2,553,000, or 18%, from $14,365,000 in the first half of 1998 to $16,918,000 in the first half of 1999. Basic and diluted net income per common unit increased $0.08 per common unit, or 14%, from $0.58 per common unit in the first half of 1998 to $0.66 per common unit in the first half of 1999. For the quarter ended June 30, 1999, net income attributable to common unit holders increased $937,000, or 12%, from $7,499,000 in the quarter ended June 30, 1998 to
$8,436,000 in the quarter ended June 30, 1999. Basic and diluted net income per common unit increased $0.03 per common unit, or 10%, from $0.30 per common unit in the quarter ended June 30, 1998 to $0.33 per common unit in the quarter ended June 30, 1999. Our results of operations for the first half of 1998 and 1999 reflect 51 properties that were held both six-month periods and 50 properties that we purchased or sold between the two periods. Our results of operations for the second quarter of 1998 and 1999 reflect 56 properties that were held both quarters and 45 properties that we purchased or sold between the two periods.

Property Specific Revenues And Expenses (in thousands of dollars):

                                                 Six months ended
                                                     June 30,                                                      Properties
                                            -------------------------                         Acquisitions/         Held Both
                                               1999           1998          Difference         Dispositions           Periods
                                            ----------     ----------     --------------     ---------------     ---------------
Rental income                                $75,582         $59,337          $16,245            $14,862              $1,383
Operations, maintenance and management        12,083           8,776            3,307              2,636                 671
Real estate taxes                             11,671          10,776              895                752                 143
Depreciation and amortization                 12,941          10,594            2,347              2,402                 (55)

                                                Three months ended
                                                     June 30,                                                      Properties
                                            -------------------------                         Acquisitions/         Held Both
                                               1999           1998          Difference         Dispositions           Periods
                                            ----------     ----------     --------------     ---------------     ---------------
Rental income                                $36,872         $30,601          $6,271              $6,065               $ 206
Operations, maintenance and management         5,405           4,443             962                 966                  (4)
Real estate taxes                              5,556           5,295             261                 410                (149)
Depreciation and amortization                  6,484           5,631             853               1,132                (279)


Results attributable to acquisition and disposition activities:

Rental income increased from $59,337,000 in the first half of 1998 to $75,582,000 in the first half of 1999 and from $30,601,000 in the second quarter of 1998 to $36,872,000 in the second quarter of 1999. Approximately $14,862,000 of the increase during the six-month period was attributable to acquisition activities, including $10,205,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by $6,208,000 attributable to disposition activities, primarily One North State. Approximately $6,065,000 of the increase during the three-month period was attributable to acquisition activities, including $4,987,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by $3,180,000 attributable to disposition activities, primarily One North State.

Operations, maintenance and management expense increased from $8,776,000 in the first half of 1998 to $12,083,000 in the first half of 1999 and from $4,443,000 in the second quarter of 1998 to $5,405,000 in the second quarter of 1999. Approximately $2,636,000 of the increase during the six-month period was attributable to acquisition and disposition activities, including an increase of $1,830,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $966,000 of the increase was attributable to acquisition and disposition activities, including an increase of $849,000 for properties acquired in connection with the merger acquisition of Mid-America.

Real estate taxes increased from $10,776,000 in the first half of 1998 to $11,671,000 in the first half of 1999 and from $5,295,000 in the second quarter of 1998 to $5,556,000 in the second quarter of 1999. Approximately $752,000 of the increase during the six-month period was attributable to acquisition and disposition activities, including an increase of $1,285,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by a decrease of $1,655,000 for properties sold, primarily One North State. For the three-month period, approximately $410,000 of the increase was attributable to acquisition and disposition activities, including an increase of $634,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by a decrease of $682,000 for properties sold, primarily One North State.

Depreciation and amortization increased from $10,594,000 in the first half of 1998 to $12,941,000 in the first half of 1999 and from $5,631,000 in the second quarter of 1998 to $6,484,000 in the second quarter of 1999. Approximately $2,402,000 of the increase during the six-month period was attributable to acquisition and disposition activities, including an increase of $949,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $1,132,000 of the increase was attributable to acquisition and disposition activities, including an increase of $498,000 for properties acquired in connection with the merger acquisition of Mid-America.

Results for properties fully operating throughout both periods:

Several factors affected the comparability of results for properties fully operating throughout both six and three-month periods ended June 30, 1999 and 1998. Winter storms in the Midwest occurring during the first quarter of 1999 resulted in an increase in the level of snow removal expenses of approximately $564,000 during the first half of 1999 compared with the first half of 1998. This increase in operations, maintenance and management expense was mitigated by the recoverability of such expenses through operating expense reimbursements, which were $512,000 higher during the first half of 1999 compared with the first half of 1998. Additionally, two large tenants, Montgomery Ward at Heritage Square, and HomePlace at Har Mar Mall, vacated their respective stores during 1998 after declaring bankruptcy in July 1997 and January 1998, respectively. Rental income decreased from the first half of 1998 at these two shopping centers by $624,000 and $412,000, respectively, and by $302,000 and $303,000 respectively, during the second quarter of 1999 from the second quarter of 1998. A 62,000 square-foot lease with Carson Pirie Scott commenced July 14, 1999, which replaces approximately one half the space previously occupied by Montgomery Ward. We are currently negotiating leases to replace the remaining space previously occupied by Montgomery Ward and the space vacated by HomePlace.

Finally, the Operating Partnership, as well as most other real estate companies, was affected by a consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the accounting for percentage rents. On May 22, 1998, the EITF reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Because the majority of our retail tenant leases have sales years ending in December or January, a substantial portion of percentage rental income from such leases is now recognized in the first quarter, once it is determined that specified sales targets have been achieved. Previously, we recognized percentage rental income each period based on reasonable estimates of tenant sales.
Largely due to the implementation of EITF 98-9, therefore, percentage rental income for properties held throughout both quarters ended June 30, 1999 and 1998 decreased by $331,000. Percentage rental income for properties held throughout both six-month periods ended June 30, 1999 and 1998 decreased by only $165,000 due to the increase in percentage rents during the first quarter of 1999 from the first quarter of 1998.

In addition to the changes in rental income described above, during the first half of 1999 compared with the first half of 1998, rental income increased $271,000 at Rollins Crossing and $179,000 at Burning Tree Plaza, due to a 71,000 square-foot lease with Regal Cinema at Rollins Crossing and a 24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza, both commencing in the fourth quarter of 1998. For the second quarter of 1999 rental income for these shopping centers increased $120,000 and $95,000, respectively from the second quarter of 1998. Additionally, rental income increased $171,000 at Sun Ray Shopping Center for the six-month period of 1999 due to an increase in tax reimbursements primarily resulting from a tax abatement received in the first quarter of 1998, contributing to an increase in real estate taxes of $171,000 from the six-month period in the prior year. Rental income increased $96,000 at Brookdale Square for the six-month period of 1999 primarily due to the receipt of a termination fee from Brookdale Cinema in the first quarter of 1999 and the commencement of a 22,000 square-foot lease with Pep Boys. Rental income increased at Speedway Super Center by $670,000 and $476,000 for the six and three-month periods respectively, ended June 30, 1999 from the same periods in the prior year due to the receipt of a termination fee from PetsMart in the second quarter of 1999 and due to the commencement of several new leases.

Non-Property Specific Revenues and Expenses:

Other income increased from $1,059,000 during the first half of 1998 to $1,329,000 during the first half of 1999, and from $440,000 for the second quarter of 1998 to $686,000 for the second quarter of 1999. Other income contains both property specific and non-property specific income; however, the increase is primarily attributable to property specific sources. The increase in other income resulted from an increase in other property income generated from properties acquired during 1998, primarily from four enclosed malls acquired in connection with the merger acquisition of Mid-America, partially offset by a reduction in other income of $159,000 at Grandview Plaza for the six-month period for insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997 received and recognized in the first quarter of 1998.

Mortgage and other interest expense increased from $12,143,000 during the first half of 1998 to $14,869,000 during the first half of 1999, and from $6,585,000 for the second quarter of 1998 to $7,182,000 for the second quarter of 1999. Mortgage debt of $37,933,000 assumed in connection with the merger acquisition of Mid-America, as well as $25,753,000 in mortgage indebtedness assumed upon the acquisitions of three additional shopping centers during 1998, partially offset by the repayment in the third quarter of 1998 of mortgage notes secured by Richfield Hub and Hub West aggregating $10 million, contributed to an increase in interest expense of $1,686,000 for the six-month period and $817,000 for the second quarter. A higher weighted average balance outstanding on the line of credit during the first half of 1999 compared with the first half of 1998, partially offset by a lower weighted average interest rate in 1999, resulted in an increase in interest expense of $502,000. A slightly lower weighted average balance outstanding on the line of credit during the second quarter of 1999 compared with the second quarter of 1998 resulting from the pay-down of approximately $49,100,000 with net proceeds from the issuance on February 23, 1999 of Series B Preferred Units, combined with a slightly lower weighted average interest rate, resulted in a decrease in interest expense of $256,000 for the second quarter of 1999 compared with the second quarter of 1998. On January 28, 1998, we issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout 1997 primarily to fund acquisition activity. Interest incurred on these unsecured Notes in the first half of 1998 amounted to $6,829,000 compared with $7,403,000 for the full six months in 1999, an increase of $574,000. Our total weighted average interest rate decreased to 7.05% for the second quarter of 1999 from 7.20% for the second quarter of 1998.

General and administrative expense increased from $2,781,000 during the first half of 1998 to $3,664,000 during the first half of 1999, and from $1,545,000 for the quarter ended June 30, 1998 to $1,686,000 for the quarter ended June 30, 1999. The increase primarily resulted from our growth, including increases in salaries for additional personnel and franchise taxes and related fees for a larger capital base and expanded geographic market.

While the capital markets for REITs have remained challenging, during February 1999, we took advantage of an opportunity to replace $50 million of short term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"). Although the spread between the interest rate currently available under the line of credit facility and the rate associated with the Series B Preferred Units is dilutive in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. Distributions on the Series B Preferred Units were $1,565,000 during the first half of 1999, and $1,109,000 during the quarter ended June 30, 1999, the first full quarterly period that the Series B Preferred Units have been outstanding.

Distributions on the Series A Preferred Units issued in connection with the merger acquisition of Mid-America in August 1998 were $3,652,000 for the first half of 1999, and $1,826,000 during the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund operating expenses and distributions primarily from operating cash flows, although we may also use our bank line of credit for these purposes. We fund acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of LP Units to contributors of properties acquired. We may also acquire properties through capital contributions from the Company of additional equity securities. Additionally, we may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with our strategic focus. In addition, we may acquire partial interests in real estate assets through participation in joint venture transactions.

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to continue to engage in development activities, either directly or through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties. We would also consider investment opportunities in markets beyond the Midwest in the event such opportunities were on a scale that enabled us to actively manage, lease, develop and redevelop shopping centers consistent with our focus that create favorable investment returns and increase value to our share owners.

We consider our liquidity and ability to generate cash from operating and from financing activities to be sufficient to meet our operating expense, development costs, debt service and distribution requirements for at least a year. Despite a current difficult capital markets environment for REITs, we also believe we have sufficient liquidity and flexibility to be able to continue to take advantage of favorable acquisition and development opportunities. However, the utilization of available liquidity for such opportunities will be carefully calibrated to changing market conditions.

As of June 30, 1999, our financial liquidity was provided by $108,000 in cash and cash equivalents and by the unused balance on our bank line of credit of $129.1 million. As of June 30, 1999, we were holding for sale three properties with an aggregate book value of $30.1 million. We expect to complete the sales of these properties during the second half of 1999, although we can give no assurance that any such sales will occur. Proceeds received from a sale of any of such properties would provide us with additional liquidity. In addition, the Company has an effective "shelf" registration statement under which it may issue up to $201.4 million in equity securities, and the Operating Partnership has an additional "shelf" registration statement under which we may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and the Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. We have also implemented a Medium-Term Note program providing it with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in varying amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

Mortgage debt outstanding at June 30, 1999 consisted of fixed-rate notes totaling $102.0 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt totaled $823,000 during the six-month period ended June 30, 1999, with another $1.2 million of scheduled principal amortization due for the remainder of the year. We have no maturing debt until February 2000, when $6.0 million in mortgage debt becomes due, and December 2000, when the line of credit expires. While we currently expect to fund short-term and long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities of the Operating Partnership and equity securities of the Company and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $32,270,000 during the first half of 1999, from $29,695,000 during the same period in 1998. This increase occurred despite an increase of $7,141,000 in interest paid, net of amount capitalized, from $8,358,000 during the first half of 1998 to $15,499,000 during the first half of 1999, while interest expense increased during these same periods by only $2,726,000. The increase in interest payments primarily resulted from a $3,600,000 semi-annual interest payment due January 1999 on $100 million of 7.2% ten-year bonds, accrued in the prior year. Excluding the semi-annual interest payment, cash provided by operating activities increased $6,175,000. This increase is primarily due to the growth of our portfolio, from 53 properties at January 1, 1998 (66 properties at June 30, 1998), to 96 properties at June 30, 1999.

For the six months ended June 30, 1999, funds from operations ("FFO") increased $4,033,000, or 16%, from $25,367,000 to $29,400,000. For the three months ended
June 30, 1999, FFO increased $1,793,000, or 14%, from $12,904,000 to
$14,697,000. The Operating Partnership generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred unit distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper provides guidelines only for computing FFO, the computation of FFO may vary from one REIT or its operating partnership to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows from investing activities increased to a use of cash of $7,728,000 during the first half of 1999, from a use of cash of $111,952,000 during the same period in 1998. During the first half of 1999, we completed the acquisitions of two shopping centers located in Michigan and Ohio aggregating 264,000 square feet for an aggregate purchase price of approximately $13,853,000, and sold three properties aggregating 434,000 square feet for an aggregate net sales price of $16,899,000. During this period, we also acquired the 50% non-owned portion of two shopping centers held by our joint venture acquired in connection with the merger acquisition of Mid-America, for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000, including the assumption of a $3,100,000 note receivable. Cash distributions received from the joint venture during the first half of 1999 amounted to $3,943,000.

During the first half of 1998, we completed the acquisitions of fourteen shopping centers located in Illinois, Indiana, Kentucky, Michigan and Wisconsin aggregating 1.7 million square feet for an aggregate purchase price of approximately $111,783,000, and completed the sale of one shopping center for a net sales price of $1,869,000.

Financing Activities

Net cash flows from financing activities decreased to a use of cash of $24,434,000 during the first half of 1999 from a source of cash of $79,205,000 during the same period in 1998. Distributions to common and preferred unit holders, as well as to the minority interest, were $24,543,000 in the first half of 1999, and $18,036,000 in the first half of 1998.

The two shopping centers acquired during the first half of 1999 were acquired with cash provided by our line of credit. Of the fourteen shopping centers acquired during the first half of 1998, thirteen were acquired with cash provided by our line of credit, and one was acquired with a combination of cash provided by the line of credit and the assumption of $5,173,000 in non-recourse mortgage indebtedness.

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

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of such higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During the second quarter of 1999, we continued the redevelopment of Prospect Plaza, located in Gladstone, Missouri, and acquired two additional redevelopment projects, Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio. The redevelopment of Prospect Plaza is expected to be complete in early 2000, with the redevelopments of Cherry Hill Marketplace and 30th Street Plaza expected to be completed later in 2000. During the first quarter of 1999, we finalized the necessary leasing transactions to commence our planned redevelopment of the Commons of Chicago Ridge, a shopping center in our core portfolio located in metropolitan Chicago. These projects are the types of redevelopment investment opportunities upon which we will continue to focus.
The redevelopments will represent an incremental investment of approximately $32 million, and are expected to generate high returns on invested capital while adding substantial long-term value to the centers. We also continue to establish a pipeline of development opportunities and potential acquisitions of shopping centers where our redevelopment experience can create similar enhanced returns. We expect to finance these acquisition, development, and redevelopment opportunities with a combination of proceeds from the sale of non-core assets, retained cash, external capital and possible joint ventures.

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

In the operation of our properties, we have acquired equipment with embedded technology such as microcontrollers which operate heating, ventilation and air conditioning systems ("HVAC"), fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. We have evaluated the potential exposure to such non-information technology systems and believe that such equipment is Year 2000 ready. This assessment is based upon formal and informal communications with software vendors, literature supplied with the software, literature supplied in connection with maintenance contracts, and test evaluations of the software and equipment.

We have incurred less than $50,000 to bring our information technology systems and equipment with embedded time-sensitive technology Year 2000 ready, and do not expect to incur more the $10,000 to continue to monitor our Year 2000 readiness.

The failure of our tenants' or suppliers' computer software programs and operating systems to process the change in calendar year from 1999 to 2000 may also result in system malfunctions or failures. Such an occurrence would potentially affect the ability of the affected tenant or supplier to operate its business and thereby raise adequate revenue to meet its contractual obligations to us. As a result, we may not receive revenue or services we had otherwise expected to receive pursuant to existing leases and contracts. We have completed an inventory of the tenants, suppliers and other parties with whom we do a significant amount of business and have conducted surveys of such parties to identify the potential exposure in the event they are not Year 2000 ready in a timely manner. Based on the responses received, we are not aware of any party that is anticipating a material Year 2000 readiness issue. Although the investigations and assessments of possible Year 2000 issues are still ongoing, we do not anticipate a material impact on our business, operations or financial condition even if one or more parties is not Year 2000 ready in a timely manner, because the number and nature of our tenant base are diverse, and because we do not rely on a concentration of suppliers and other parties to conduct our business.

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

Item 1.   LEGAL PROCEEDINGS
               Not applicable

Item 2.   CHANGES IN SECURITIES
               Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
               Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held May 13, 1999, shares were voted on the following matter (number of shares rounded to nearest full share):

               Election of Directors:

               Nominee                       For            Withheld
               -------                       ---            --------

               Thomas P. D'Arcy           23,274,748        105,386
               Joseph E. Hakim            23,259,913        120,221
               William L. Brown           23,256,339        123,795

Item 5.   OTHER INFORMATION
               Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit No.     Description
               -----------     -----------
               10.4            Form of Severance Benefit Agreement entered into
                               with each of Thomas P. D'Arcy, President and Chief Executive Officer; Richard L. Heuer,
                               Executive Vice President; Irving E. Lingo, Jr.,
                               Executive Vice President and Chief Financial
                               Officer; E. Paul Dunn, Executive Vice President of Asset Management; Steven St. Peter, Executive
                               Vice President of Leasing; Marianne Dunn, Senior
                               Vice President; Frank J. Comber, Vice President of Construction; and David M. Garfinkle, Vice
                               President and Controller.

               27              Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------
               Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 12, 1999


                                       Bradley Operating Limited Partnership
                                               Registrant



                                       By: \s\ Thomas P. D'Arcy
                                          -------------------------------
                                          Thomas P. D'Arcy
                                          President and CEO


                                       By: \s\ Irving E. Lingo, Jr.
                                          -------------------------------
                                          Irving E. Lingo, Jr.
                                          Chief Financial Officer