Form 10-Q
period 1999-09-30
BRADLEY OPERATING L P
filed 1999-11-12
CIK 1039189

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

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
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                                                           September 30,     December 31,
                                                                                                1999             1998
                                                                                           -------------     ------------
ASSETS:

Real estate investments - at cost                                                             $977,930         $936,465
Accumulated depreciation and amortization                                                      (75,395)         (59,196)
                                                                                              --------         --------
Net real estate investments                                                                    902,535          877,269

Real estate investments held for sale                                                           30,138           46,492

Other assets:
 Rents and other receivables, net of allowance for doubtful accounts
   of $4,648 for 1999 and $4,078 for 1998                                                       17,672           14,994
 Investment in partnership                                                                           -           13,249
 Deferred charges, net and other assets                                                         17,014           16,676
                                                                                              --------         --------
Total assets                                                                                  $967,359         $968,680
                                                                                              ========         ========
LIABILITIES AND PARTNERS' CAPITAL:

Mortgage loans                                                                                $101,353         $103,333
Unsecured notes payable                                                                        199,589          199,542
Line of credit                                                                                  97,500          169,500
Accounts payable, accrued expenses and other liabilities                                        33,534           29,946
                                                                                              --------         --------

Total liabilities                                                                              431,976          502,321
                                                                                              --------         --------

Minority interest                                                                                  903              954
                                                                                              --------         --------

Partner's Capital:
 General partner, common; issued and outstanding 24,060,057 and
   23,958,662 units at September 30, 1999 and December 31, 1998, respectively                  354,649          357,108
 General partner, Series A preferred (liquidation preference $25.00 per unit);
   issued and outstanding 3,478,219 and 3,478,493 units at September 30, 1999
   and December 31, 1998, respectively                                                          86,802           86,809
 Limited partners, common;  issued and outstanding 1,328,705 and 1,441,678
   units at September 30, 1999 and December 31, 1998, respectively                              19,585           21,488
 Limited partners, Series B preferred (liquidation preference $25.00 per unit);
   issued and outstanding 2,000,000 units at September 30, 1999                                 49,100                -
 Limited partners, Series C preferred (liquidation preference $25.00 per unit);
   issued and outstanding 1,000,000 units at September 30, 1999                                 24,344                -
                                                                                              --------         --------

Total partners' capital                                                                        534,480          465,405
                                                                                              --------         --------

Total liabilities and partners' capital                                                       $967,359         $968,680
                                                                                              ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                                                    Three months ended       Nine months ended
                                                                                       September 30,            September 30,
                                                                                    -------------------     --------------------
                                                                                     1999        1998        1999         1998
                                                                                    -------     -------     -------      -------
REVENUE:
     Rental income                                                                  $37,833     $33,305     $113,415     $92,642
     Other income                                                                       582         634        1,911       1,693
                                                                                    -------     -------     --------     -------
                                                                                     38,415      33,939      115,326      94,335
                                                                                    -------     -------      -------     -------
EXPENSES:
     Operations, maintenance and management                                           5,715       4,510       17,798      13,286
     Real estate taxes                                                                5,567       5,665       17,238      16,441
     Mortgage and other interest                                                      7,129       7,424       21,998      19,567
     General and administrative                                                       1,973       1,952        5,637       4,733
     Depreciation and amortization                                                    6,849       5,752       19,790      16,346
                                                                                    -------       -----       ------      ------
                                                                                     27,233      25,303       82,461      70,373
                                                                                    -------      ------       ------      ------

Income before equity in earnings of partnership and net gain on sale of
  properties                                                                         11,182       8,636       32,865      23,962
Equity in earnings of partnership                                                         -         247          500         247
Net gain on sale of properties                                                            -      30,555            -      29,680
                                                                                    -------      ------       ------      ------

Income before allocation to minority interest                                        11,182      39,438       33,365      53,889
Income allocated to minority interest                                                   (21)       (334)         (69)       (420)
                                                                                    --------     -------      -------     -------

Net income                                                                           11,161      39,104       33,296      53,469

Preferred unit distributions                                                         (3,083)     (1,096)      (8,300)     (1,096)
                                                                                    --------     -------      -------     -------

Net income attributable to common unit holders                                      $ 8,078     $38,008     $ 24,996     $52,373
                                                                                    =======     =======     ========     =======

Basic net income per common unit                                                    $  0.32     $  1.51     $   0.98     $  2.10
                                                                                    =======     =======     ========     =======
Diluted net income per common unit                                                  $  0.32     $  1.43     $   0.98     $  2.07
                                                                                    =======     =======     ========     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                                General                     Limited       Limited
                                                   General      Partner,      Limited      Partners,     Partners,
                                                  Partner,      Series A     Partners,      Series B      Series C
                                                   common      preferred       common      preferred     preferred     Total
                                                ----------    ---------     ---------    ----------     ---------    ---------
Balance at December 31, 1998                     $357,108      $86,809       $21,488      $      -      $      -     $465,405
  Net income                                        8,002        1,826           480           456             -       10,764
  Distributions on preferred units                      -       (1,826)            -          (456)            -       (2,282)
  Distributions on common units                    (9,123)           -          (533)            -             -       (9,656)
  Capital contributions                             1,645            -             -        49,100             -       50,745
  Redemption of LP Units                                -            -          (833)            -             -         (833)
  Reallocation of partners' capital                  (145)           -           145             -             -            -
  GP Units issued upon redemption
    of LP units                                         6            -            (6)            -             -            -
                                                ----------    ---------     ---------    ----------     ---------    ---------

Balance at March 31, 1999                         357,493       86,809        20,741        49,100             -      514,143

  Net income                                        7,976        1,826           460         1,109             -       11,371
  Distributions on preferred units                      -       (1,826)            -        (1,109)            -       (2,935)
  Distributions on common units                    (9,082)           -          (511)            -             -       (9,593)
  Redemption of LP Units                                -            -          (281)            -             -         (281)
  Other capital costs                                 (40)           -             -             -             -          (40)
  Reallocation of partners' capital                   (49)           -            49             -             -            -
                                                ----------    ---------     ---------    ----------     ---------    ---------

Balance at June 30, 1999                          356,298       86,809        20,458        49,100             -      512,665

  Net income                                        7,680        1,826           398         1,109           148       11,161
  Distributions on preferred units                      -       (1,826)            -        (1,109)         (148)      (3,083)
  Distributions on common units                    (9,114)           -          (492)            -             -       (9,606)
  Redemption of LP Units                                -            -        (1,038)            -             -       (1,038)
  Capital contributions                                37            -             -             -        24,344       24,381
  Preferred units converted to common units             -           (7)            7             -             -            -
  Reallocation of partners' capital                  (252)           -           252             -             -            -
                                                ----------    ---------     ---------    ----------     ---------    ---------

Balance at September 30, 1999                    $354,649      $86,802       $19,585      $ 49,100      $ 24,344     $534,480
                                                ==========    =========     =========    ==========     =========    =========



  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (UNAUDITED)


                                                                                                    Nine months ended
                                                                                                       September 30,
                                                                                            ---------------------------------
                                                                                              1999                     1998
                                                                                            ---------               ---------
Cash flows from operating activities:
  Net income                                                                                $  33,296               $  53,469
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              19,790                  16,346
    Equity in earnings of partnership                                                            (500)                   (247)
    Amortization of debt premiums, net of discounts                                              (709)                   (176)
    Net gain on sale of properties                                                                  -                 (29,680)
    Income allocated to minority interest                                                          69                     420
  Change in operating assets and liabilities,
      net of the effect of the Mid-America Acquisition in 1998:
    (Increase) decrease in rents and other receivables                                            611                  (1,878)
    Increase in accounts payable, accrued expenses and other liabilities                        2,128                   6,879
    Increase in deferred charges                                                               (2,934)                 (1,022)
                                                                                            ---------               ---------
      Net cash provided by operating activities                                                51,751                  44,111
                                                                                            ---------               ---------
Cash flows from investing activities:
  Expenditures for real estate investments                                                    (21,971)               (160,639)
  Cash used for purchase of Mid-America                                                             -                 (28,578)
  Expenditures for capital improvements                                                       (14,177)                 (7,110)
  Net proceeds from sale of properties                                                         16,899                  83,959
  Cash distributions from partnership                                                           3,943                     350
                                                                                            ---------               ---------
      Net cash used in investing activities                                                   (15,306)               (112,018)
                                                                                            ---------               ---------

Cash flows from financing activities:
  Borrowings from line of credit                                                               61,900                 216,750
  Payments under line of credit                                                              (133,900)               (215,050)
  Proceeds from issuance of unsecured notes payable                                                 -                  99,051
  Expenditures for financing costs                                                               (200)                 (6,222)
  Principal payments on mortgage loans                                                         (1,224)                   (762)
  Distributions paid to common unit holders                                                   (28,855)                (26,838)
  Distributions paid to minority interest                                                        (120)                   (219)
  Distributions paid to preferred unit holders                                                 (8,300)                 (1,751)
  Capital contributions                                                                        75,086                  11,515
  Payments to redeem limited partnership units                                                 (2,152)                      -
  Pay-off of secured mortgage loans                                                                 -                 (10,031)
  Cash disbursed but not presented to bank                                                      1,320                       -
                                                                                            ---------               ---------
      Net cash provided by (used in) financing activities                                     (36,445)                 66,443
                                                                                            ---------               ---------
Net decrease in cash and cash equivalents                                                           -                  (1,464)

Cash and cash equivalents:
  Beginning of period                                                                               -                   4,747
                                                                                            ---------               ---------
  End of period                                                                             $       -               $   3,283
                                                                                            =========               =========
Supplemental cash flow information:
  Interest paid, net of amount capitalized                                                  $  22,672               $  15,663
                                                                                            =========               =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Bradley Real Estate, Inc. (the "Company" or "Bradley"), the General Partner and owner of an approximate 84% economic interest in the Operating Partnership, conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets.

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

Interests in the Operating Partnership are evidenced by five classes of unit holders, general partner "common" units owned by the Company as "GP Units," 8.4% Series A Convertible Preferred units of limited partnership interest owned by the general partner as "Series A Preferred Units," limited partner "common" units evidenced by "LP Units," 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of limited partnership interest evidenced by "Series B Preferred Units," and 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of limited partnership interest evidenced by "Series C Preferred Units." The Partnership Agreement governing the Operating Partnership contemplates that the number of outstanding GP Units will always equal the number of outstanding shares of common stock of the Company outstanding and that the Company will contribute to the Operating Partnership the proceeds from all issuances of common stock and preferred stock by the Company in exchange for additional units. The Partnership Agreement also contemplates that the number of Series A Preferred Units will always equal the number of outstanding shares of Series A Preferred Stock of the Company. In addition, the holders of LP Units have the right, under certain circumstances, to exchange their units for shares of common stock of the Company on a one-for-one basis. Holders of GP Units and LP Units are referred to as "common unit holders." Holders of Series A Preferred Units, Series B Preferred Units, and Series C Preferred Units are referred to as "preferred unit holders."

NOTE 2 - EARNINGS PER COMMON UNIT

Basic earnings per common unit ("EPU") is computed by dividing net income attributable to common unit holders by the weighted average number of common units outstanding for the period. Diluted EPU is computed by reflecting the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into common units or resulted in the issuance of common units that then shared in the earnings of the Operating Partnership. A reconciliation of the numerator and denominator of the basic EPU computation to the numerator and denominator of the diluted EPU computation, is as follows:

                                                                    Three months ended            Nine months ended
                                                                       September 30,                 September 30,
                                                                --------------------------------------------------------
                                                                   1999           1998           1999           1998
                                                                --------------------------------------------------------
NUMERATOR:
----------
Basic
  Net income attributable to common unit holders                $ 8,078,000    $38,008,000    $24,996,000    $52,373,000
                                                                ========================================================
Diluted
  Net income attributable to common unit holders                $ 8,078,000    $38,008,000    $24,996,000    $52,373,000
  Convertible preferred unit distributions                                -      1,096,000              -      1,096,000
                                                                --------------------------------------------------------
  Adjusted net income                                           $ 8,078,000    $39,104,000    $24,996,000    $53,469,000
                                                                ========================================================

DENOMINATOR:
------------
Basic
  Weighted average common units                                  25,420,698     25,162,830     25,435,168     24,996,108
                                                                ========================================================
Diluted
  Weighted average common units                                  25,420,698     25,162,830     25,435,168     24,996,108
  Effect of dilutive securities:
    Stock options                                                    32,599         46,466         34,111         48,338
    Convertible preferred units                                           -      2,162,504              -        728,756
                                                                --------------------------------------------------------
  Weighted average common units and assumed conversions          25,453,297     27,371,800     25,469,279     25,773,202
                                                                ========================================================

For the nine months ended September 30, 1999 and 1998, options to purchase 603,500 shares of the Company's common stock at prices ranging from $19.90 to $21.35 and 153,500 shares of common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those periods. For the nine months ended September 30, 1999, Series A preferred unit distributions of $5,478,000 and the effect on the denominator of the conversion of the convertible preferred units outstanding during the period into 3,550,894 shares of common units were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive.

For the three months ended September 30, 1999 and 1998, options to purchase 651,800 shares of the Company's common stock at prices ranging from $20.25 to $21.35 and 153,500 shares of the Company's common stock at prices ranging from $21.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those periods. For the three months ended September 30, 1999, Series A preferred unit distributions of $1,826,000 and the effect on the denominator of the conversion of the convertible preferred units outstanding during the quarter into 3,550,860 shares of common units were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive.

NOTE 3 - ACQUISITION AND DISPOSITION ACTIVITY

At September 30, 1999, the Operating Partnership was holding for sale three enclosed malls, all acquired in connection with the merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America"). These dispositions are expected to be completed during the fourth quarter of 1999, although there can be no assurance that any such dispositions will occur. During the second quarter, the Operating Partnership completed the sales of an additional three properties, for an aggregate gross sales price of $17,325,000. These three properties, all acquired in connection with the merger acquisition of Mid-America, had been held for sale since the merger acquisition. Two of these properties, Macon County Plaza and Town West Shopping Center, are shopping centers located in the Southeast region of the United States and are not aligned with the Operating Partnership's strategic market focus. The third property, Monument Mall, is an enclosed mall and, like the three properties currently held for sale, is not aligned with the Operating Partnership's strategic property focus.

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

During the second quarter of 1999, the Operating Partnership completed the acquisitions of two shopping centers, Cherry Hill Marketplace and 30th Street Plaza, located in Michigan and Ohio, respectively, aggregating approximately 264,000 square feet for a total purchase price of approximately $13,853,000. The Operating Partnership acquired these shopping centers with the intention of redeveloping them. The Operating Partnership expects to incur an additional $27 million for the redevelopment of these two shopping centers, as well as for two other shopping centers in the portfolio under redevelopment, Prospect Plaza and Commons of Chicago Ridge. All of these redevelopment projects are expected to be substantially completed during the first half of 2000.

On October 1, 1999, the Operating Partnership acquired two newly developed shopping centers located in Minnesota aggregating approximately 220,000 square feet, for an aggregate purchase price of approximately $23,006,000. These shopping centers were acquired under a co-development agreement with Oppidan Center Development, LLC, whereby the Operating Partnership and Oppidan worked together on all aspects of the development process and shared in the value created from the new developments. The co-development agreement was terminated, by mutual agreement, upon the completion of these acquisitions, as the Operating Partnership is pursuing its own development initiatives.

NOTE 4 - ISSUANCE OF SERIES C PREFERRED UNITS

On September 7, 1999, the Operating Partnership completed a private placement of 1,000,000 units of its 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The units are callable by the Operating Partnership after five years at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series C Cumulative Redeemable Perpetual Preferred Stock (the "Series C Preferred Shares") of the Company on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. The Series C Preferred Units do not have a stated maturity and do not include any mandatory redemption or sinking fund provisions. The net proceeds from the issuance of approximately $24.3 million were used to reduce outstanding borrowings under the line of credit facility.

Holders of the Series C Preferred Units have the right to exchange Series C Preferred Units for shares of Series C Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 500,000 units, at the option of holders of the Series C Preferred Units (i) at any time on or after September 7, 2009, (ii) at any time if full quarterly distributions shall not have been made for six quarters, whether or not consecutive, or (iii) upon the occurrence of certain specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes.

NOTE 5 - SEGMENT REPORTING

As of September 30, 1999, the Operating Partnership owned 96 shopping centers located primarily in the Midwest region of the United States. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During 1998, the Operating Partnership also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998. Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

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

The revenue and net operating income for the reportable segments and for the Operating Partnership, the computation of FFO for the Operating Partnership, and a reconciliation to net income attributable to common unit holders, are as follows for each of the three and nine month periods ended September 30, 1999 and 1998 (dollars in thousands):


                                                          Three months ended                Nine months ended
                                                             September 30,                    September 30,
                                                         --------------------              -------------------
                                                         1999           1998               1999          1998
                                                         -----          -----              -----         -----

TOTAL PROPERTY REVENUE:

Mixed-use office property                               $     -       $ 1,033             $      -      $ 8,306
Shopping center properties                               38,241        32,738              114,651       85,667
                                                        -------       -------             --------      -------
                                                         38,241        33,771              114,651       93,973
                                                        -------       -------             --------      -------
TOTAL PROPERTY OPERATING EXPENSES:

Mixed-use office property                                     -           279                    -        3,110
Shopping center properties                               11,282         9,896               35,036       26,617
                                                        -------       -------              -------      -------
                                                         11,282        10,175               35,036       29,727
                                                        -------       -------              -------      -------
Net operating income                                     26,959        23,596               79,615       64,246
                                                        -------       -------              -------      -------

NON-PROPERTY (INCOME) EXPENSES:

Other non-property income                                  (174)         (168)                (675)        (362)
Equity in earnings of partnership, excluding
 depreciation and amortization                                -          (274)                (600)        (274)
Mortgage and other interest                               7,129         7,424               21,998       19,567
General and administrative                                1,973         1,952                5,637        4,733
Amortization of deferred finance and non-real
 estate related costs                                       283           225                  842          692
Preferred unit distributions                              3,083         1,096                8,300        1,096
Income allocated to minority interest                        21           334                   69          420
Gain on sale of properties allocated to
 minority interest                                            -          (306)                   -         (306)
                                                        --------      -------              -------      -------
                                                         12,315        10,283               35,571       25,566
                                                        --------      -------              -------      -------
Funds from Operations                                   $14,644       $13,313              $44,044      $38,680
                                                        ========      =======              =======      =======

                                                                 Three months ended              Nine months ended
                                                                    September 30,                  September 30,
                                                              -------------------------       ----------------------
                                                                1999            1998            1999          1998
                                                              ---------       ---------       --------      --------
RECONCILIATION TO NET INCOME
ATTRIBUTABLE TO COMMON UNIT HOLDERS:
Funds from Operations                                          $14,644        $13,313         $ 44,044      $ 38,680
Depreciation of real estate assets and amortization
  of tenant improvements                                        (5,683)        (4,939)         (16,685)      (13,185)
Amortization of deferred leasing commissions                      (684)          (290)          (1,468)       (1,574)
Other amortization                                                (199)          (298)            (795)         (895)
Depreciation and amortization included in equity in
  earnings of partnership                                            -            (27)            (100)          (27)
Gain on sale of properties allocated to minority interest            -           (306)               -          (306)
Net gain on sale of properties                                       -         30,555                -        29,680
                                                              ---------     ---------       ----------    ----------
Net income attributable to common unit holders                 $ 8,078        $38,008         $ 24,996      $ 52,373
                                                              =========     =========       ==========    ==========


NOTE 6 - SUPPLEMENTAL CASH FLOW DISCLOSURE

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout 1998, we acquired 44 shopping centers and a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall for an aggregate cost of approximately $362 million. Of these acquisitions, we acquired 22 of the shopping centers and the joint venture interest in connection with the merger acquisition of Mid-America in August 1998. During the second and third quarters of 1998, we also completed the sales of two properties that did not meet our strategic focus for an aggregate net sales price of $84 million, resulting in a net gain of $29.7 million. This gain is net of a provision for loss on real estate investment of $0.9 million reflected in the first quarter of 1998.

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

Differences in results of operations for the nine and three-month periods ended September 30, 1999 compared with the same periods in 1998 were driven largely by the acquisition activity. Differences in financial results for the nine and three-month periods between 1999 and 1998 were also significantly affected by the $30.6 million net gain on sale of properties during the third quarter of 1998. Income before the net gain on sale, and before income allocated to minority interest, increased $9,156,000, or 38%, from $24,209,000 for the nine months ended September 30, 1998 to $33,365,000 for the nine months ended September 30, 1999. Income before the net gain on sale, and before income allocated to minority interest, increased $2,299,000, or 26%, from $8,883,000 for the third quarter of 1998 to $11,182,000 for the third quarter of 1999. Including the net gain on sale of properties in 1998, net income attributable to common unit holders decreased $27,377,000 from $52,373,000 in the first nine months of 1998 to $24,996,000 in the first nine months of 1999. Basic net income per common unit decreased $1.12 per common unit from $2.10 per common unit in the first nine months of 1998 to $0.98 per common unit in the first nine months of 1999. For the quarter ended September 30, 1999, net income attributable to common unit holders decreased $29,930,000 from $38,008,000 in the quarter ended September 30, 1998 to $8,078,000 in the quarter ended September 30, 1999. Basic net income per common unit decreased $1.19 per common unit from $1.51 per common unit in the quarter ended September 30, 1998 to $0.32 per common unit in the quarter ended September 30, 1999. The computation of diluted net income per common unit resulted in a $0.03 reduction in basic net income per common unit for the nine months ended September 30, 1998, from $2.10 per common unit to $2.07 per common unit, and resulted in a $0.08 reduction in our basic net income per common unit for the three months ended September 30, 1998, from $1.51 per common unit to $1.43 per common unit. The computation of diluted net income per common unit had no effect on basic net income per common unit for either the nine month or three month period in 1999. Our results of operations for the first nine months of 1998 and 1999 reflect 51 properties that were held both nine-month periods and 50 properties that we purchased or sold between the two periods. Our results of operations for the third quarter of 1998 and 1999 reflect 65 properties that were held both quarters and 36 properties that we purchased or sold between the two periods.

Property Specific Revenues And Expenses (in thousands of dollars):

                                                Nine months ended
                                                  September 30,                                                  Properties
                                         ------------------------------                      Acquisitions/       Held Both
                                            1999               1998           Difference     Dispositions        Periods
                                         -------------     ------------      -----------     ------------        --------
Rental income                              $113,415          $92,642           $20,773          $17,800           $2,973
Operations, maintenance and management       17,798           13,286             4,512            3,316            1,196
Real estate taxes                            17,238           16,441               797              831              (34)
Depreciation and amortization                19,790           16,346             3,444            3,009              435

                                               Three months ended
                                                  September 30,                                                  Properties
                                         ------------------------------                      Acquisitions/       Held Both
                                            1999               1998           Difference     Dispositions        Periods
                                         -------------     ------------      -----------     ------------        --------
Rental income                               $37,833          $33,305            $4,528          $2,909            $1,619
Operations, maintenance and management        5,715            4,510             1,205             688               517
Real estate taxes                             5,567            5,665               (98)             67              (165)
Depreciation and amortization                 6,849            5,752             1,097             519               578

Results attributable to acquisition and disposition activities:

Rental income increased from $92,642,000 in the first nine months of 1998 to $113,415,000 in the first nine months of 1999 and from $33,305,000 in the third quarter of 1998 to $37,833,000 in the third quarter of 1999. Approximately $25,673,000 of the increase during the nine-month period was attributable to acquisition activities, including $11,910,000 for properties acquired in connection with the merger acquisition of Mid-America, partially offset by $7,873,000 attributable to disposition activities, primarily One North State. Approximately $4,575,000 of the increase during the three-month period was attributable to acquisition activities, partially offset by $1,666,000 attributable to disposition activities, primarily One North State.

Operations, maintenance and management expense increased from $13,286,000 in the first nine months of 1998 to $17,798,000 in the first nine months of 1999 and from $4,510,000 in the third quarter of 1998 to $5,715,000 in the third quarter of 1999. Approximately $3,316,000 of the increase during the nine-month period was attributable to acquisition and disposition activities, including an increase of $2,226,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $688,000 of the increase was attributable to acquisition and disposition activities.

Real estate taxes increased from $16,441,000 in the first nine months of 1998 to $17,238,000 in the first nine months of 1999, but decreased from $5,665,000 in the third quarter of 1998 to $5,567,000 in the third quarter of 1999. Real estate taxes decreased $34,000 for properties held during both nine month periods ended September 30, 1999 and 1998, and decreased $165,000 for properties held during both three month periods ended September 30, 1999 and 1998. Real estate taxes increased $831,000 for properties purchased, net of reductions for properties sold, during the nine month periods ended September 30, 1999 and 1998, and increased $67,000 for properties purchased, net of reductions for properties sold, during the three month periods ended September 30, 1999 and 1998.

Depreciation and amortization increased from $16,346,000 in the first nine months of 1998 to $19,790,000 in the first nine months of 1999 and from $5,752,000 in the third quarter of 1998 to $6,849,000 in the third quarter of 1999. Approximately $3,009,000 of the increase during the nine-month period was attributable to acquisition and disposition activities, including an increase of $1,097,000 for properties acquired in connection with the merger acquisition of Mid-America. For the three-month period, approximately $519,000 of the increase was attributable to acquisition and disposition activities.

Results for properties fully operating throughout both periods:

Several factors affected the comparability of results for properties fully operating throughout both nine and three-month periods ended September 30, 1999 and 1998. Winter storms in the Midwest occurring during the first quarter of 1999 resulted in an increase in the level of snow removal expenses of approximately $587,000 during the first nine months of 1999 compared with the first nine months of 1998. This increase in operations, maintenance and management expense was mitigated by the recoverability of such expenses through operating expense reimbursements, which were $653,000 higher during the first nine months of 1999 compared with the first nine months of 1998. Additionally, two large tenants, Montgomery Ward at Heritage Square, and HomePlace at Har Mar Mall, vacated their respective stores during 1998 after declaring bankruptcy in July 1997 and January 1998, respectively. Rental income decreased from the first nine months of 1998 at these two shopping centers by $471,000 and $573,000, respectively. Rental income decreased $161,000 at Har Mar Mall during the third quarter of 1999 compared with the third quarter of 1998. We are currently in negotiations with a grocery anchor to replace the space vacated by HomePlace. However, we can give no assurance that this lease will come to fruition or, if so, as to the terms of any such lease. At Heritage Square, a 62,000 square-foot lease with Carson Pirie Scott commenced in the third quarter of 1999, which replaces approximately one half the space previously occupied by Montgomery Ward, resulting in an increase in rental income of $153,000 during the third quarter of 1999 compared with the third quarter of 1998. During the third quarter of 1999, we signed a 47,000 square-foot lease with HomeLife to occupy the remaining vacancy of the former Montgomery Ward space. This lease is expected to commence during the middle part of 2000, which is expected to contribute to increases in rental income at this property.

Finally, our company, as well as most other real estate companies, was affected by a consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the accounting for percentage rents. On May 22, 1998, the EITF reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998. Because the majority of our retail tenant leases have sales years ending in December or January, a substantial portion of percentage rental income from such leases is now recognized in the first quarter, once it is determined that specified sales targets have been achieved. Previously, we recognized percentage rental income each period based on reasonable estimates of tenant sales. Largely due to the implementation of EITF 98-9, therefore, percentage rental income for properties held throughout both quarters ended September 30, 1999 and 1998 increased by $348,000, since much of the percentage rent received during the third quarter of 1998 had been recognized in prior quarters. Percentage rental income for properties held throughout both nine-month periods ended September 30, 1999 and 1998 increased by $162,000 due to the increase in percentage rents during the first and third quarters of 1999 from the first and third quarters of 1998, partially offset by a decrease in percentage rents during the second quarter of 1999 compared with the second quarter of 1998.

In addition to the changes in rental income described above, during the first nine months of 1999 compared with the first nine months of 1998, rental income increased $384,000 at Rollins Crossing and $274,000 at Burning Tree Plaza, due to a 71,000 square-foot lease with Regal Cinema at Rollins Crossing and a 24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza, both commencing in the fourth quarter of 1998. For the third quarter of 1999 rental income for these shopping centers increased $114,000 and $94,000, respectively from the third quarter of 1998. Rental income increased $142,000 at High Point Centre during the first nine months of 1999 compared with the first nine months of 1998, and $54,000 during the third quarter of 1999 compared with the third quarter of 1998, due to the commencement of a 36,000 square-foot lease with Babies `R Us during the first quarter of 1999. Rental income increased $245,000 at Commons of Crystal Lake during the first nine months of 1999 compared with the first nine months of 1998, and $188,000 during the third quarter of 1999 compared with the third quarter of 1998 due to the commencement of a 28,000 square-foot lease with Marshalls commencing in the second quarter of 1999 and a 30,000 square-foot lease with Toys `R Us commencing in the third quarter of 1999. Rental income increased by $379,000 at Village Shopping Center during the first nine months of 1999 compared with the first nine months of 1998 due to an increase in occupancy during the second half of 1998. Rental income increased at Crossroads Centre by $390,000 and $359,000 and at Terrace Mall by $527,000 and $500,000 for the nine and three-month periods respectively, ended September 30, 1999, from the same periods in the prior year due to the receipt of termination fees in the third quarter of 1999 from Walgreens at Crossroads Centre and a vacant theater at Terrace Mall. Rental income increased $216,000 at Sun Ray Shopping Center for the nine-month period of 1999 due to the commencement of a 26,000 square-foot lease with Bally's Total Fitness commencing during the third quarter of 1999 and due to an increase in tax reimbursements primarily resulting from a tax abatement received in the first quarter of 1998, contributing to an increase in real estate taxes of $138,000 from the nine-month period in the prior year. Rental income increased at Speedway Super Center by $672,000 for the nine-month period ended September 30, 1999 from the same period in the prior year due to the receipt of a termination fee from PetsMart in the second quarter of 1999 and due to the commencement of several new leases.

During September 1999, we were notified that Hechinger Co., the operator of an 85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. Hechinger Co. had previously filed for protection under Chapter 11 of the bankruptcy code in June 1999; however, the store at Grandview Plaza was not included on the initial list of store closures. As a result of the liquidation, we expect the store to close and cease paying rent during the fourth quarter of 1999. This tenant contributed approximately $850,000 in total rental income on an annual basis, which we believe is at or slightly above current market rates. While we are in preliminary discussions with several retailers to replace this vacancy, we do not expect a new lease to commence prior to the end of 2000, resulting in a decrease in rental income at this center.

Non-Property Specific Revenues and Expenses:

Other income increased from $1,693,000 during the first nine months of 1998 to $1,911,000 during the first nine months of 1999, and decreased from $634,000 for the third quarter of 1998 to $582,000 for the third quarter of 1999. Other income contains both property specific and non-property specific income; however, the increase during the nine-month period is mostly attributable to income generated from properties acquired during 1998, mainly from four enclosed malls acquired in connection with the merger acquisition of Mid-America, partially offset by a reduction in other income of $154,000 at Grandview Plaza for insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997 received and recognized in the first quarter of 1998. Three of the enclosed malls are currently held for sale and, if sold, will not contribute to other income in the future.

Mortgage and other interest expense increased from $19,567,000 during the first nine months of 1998 to $21,998,000 during the first nine months of 1999, and decreased from $7,424,000 for the third quarter of 1998 to $7,129,000 for the third quarter of 1999. Mortgage debt of $37,933,000 assumed in connection with the merger acquisition of Mid-America, as well as $25,753,000 in mortgage indebtedness assumed upon the acquisitions of three additional shopping centers during 1998, partially offset by the repayment in the third quarter of 1998 of mortgage notes secured by Richfield Hub and Hub West aggregating $10 million, contributed to an increase in interest expense of $2,037,000 for the nine-month period and $352,000 for the third quarter. A slightly higher weighted average balance outstanding on the line of credit during the first nine months of 1999 compared with the first nine months of 1998, was more than offset by a lower weighted average interest rate in 1999, resulting in a decrease in interest expense of $128,000. A lower weighted average balance outstanding on the line of credit during the third quarter of 1999 compared with the third quarter of 1998 resulting from repayments on the line of credit with proceeds from the issuance of the Series B and C Preferred Units during 1999, combined with a slightly lower weighted average interest rate, resulted in a decrease in interest expense of $630,000 for the third quarter of 1999 compared with the third quarter of 1998. Additionally, our increased focus on development and redevelopment initiatives which have been funded with the line of credit has resulted in a higher amount of interest capitalized during 1999 compared with 1998. On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout 1997 primarily to fund acquisition activity. Interest incurred on these unsecured Notes, and on $100 million, 7.0% seven-year unsecured Notes issued in 1997, amounted to $10,530,000 in the first nine months of 1998 compared with $11,104,000 for the full nine months in 1999, an increase of $574,000. Our total weighted average interest rate decreased to 7.18% for the third quarter of 1999 from 7.21% for the third quarter of 1998.

General and administrative expense increased from $4,733,000 during the first nine months of 1998 to $5,637,000 during the first nine months of 1999, and from $1,952,000 for the quarter ended September 30, 1998 to $1,973,000 for the quarter ended September 30, 1999. The increase primarily resulted from our growth, including increases in salaries for additional personnel, and franchise taxes and fees related to having a larger equity base and expanded geographic market.

While the capital markets for REITs have remained challenging, during February 1999, we took advantage of an opportunity to replace $50 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"). We took advantage of a similar opportunity during September 1999, replacing $25 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units"). Although the spreads between the interest rate currently available under the line of credit facility and the rates associated with the Series B and C Preferred Units are dilutive in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. Distributions on the Series B and C Preferred Units were $2,822,000 during the first nine months of 1999, and $1,257,000 during the third quarter of 1999; on a going-forward basis, such distributions are projected to be approximately $1.7 million for each full quarterly period that the Series B and C Preferred Units are outstanding.

Distributions on the Series A Convertible Preferred Stock issued in connection with the merger acquisition of Mid-America in August 1998 were $5,478,000 for the first nine months of 1999, and $1,826,000 during the third quarter of 1999, compared with $1,096,000 during the nine and three month periods of 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund operating expenses and distributions primarily from operating cash flows, although we may also use our bank line of credit for these purposes. We fund acquisitions and capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of LP Units to contributors of properties acquired. We may also acquire properties through capital contributions of proceeds from the Company's issuance of additional equity securities. Additionally, we may dispose of certain non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with our strategic focus. In addition, we may acquire partial interests in real estate assets through participation in joint venture transactions.

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets, where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to continue to engage in development activities, both directly and through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties. We would also consider investment opportunities in markets beyond the Midwest in the event such opportunities were on a scale that enabled us to actively manage, lease, develop and redevelop shopping centers consistent with our focus that create favorable investment returns and increase value to our unit holders.

We consider our liquidity and ability to generate cash from operating and from financing activities to be sufficient to meet our operating expense, development costs, debt service and distribution requirements for at least a year. Despite a current difficult capital markets environment for REITs, we also believe we have sufficient liquidity and flexibility to be able to continue to take advantage of favorable acquisition and development opportunities during the next year. However the utilization of available liquidity for such opportunities will be carefully calibrated to changing market conditions.

As of September 30, 1999, our financial liquidity was provided by the unused balance on our bank line of credit of $152.5 million. Additionally, as of September 30, 1999, we were holding for sale three properties with an aggregate book value of $30.1 million. We expect to complete the sales of these properties during the remainder of 1999, although we can give no assurance that any such sales will occur. Proceeds received from a sale of any of such properties would provide us with additional liquidity. In addition, the Company has an effective "shelf" registration statement under which it may issue up to $201.4 million in equity securities, and the Operating Partnership has an additional "shelf" registration statement under which we may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and the Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. We have also implemented a Medium-Term Note program providing us with the added flexibility of issuing Medium-Term Notes due nine months or more from date of issue in varying amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner.

Mortgage debt outstanding at September 30, 1999 consisted of fixed-rate notes totaling $101.4 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt totaled $1,224,000 during the nine-month period ended September 30, 1999, with another $0.6 million of scheduled principal amortization due for the remainder of the year. We have no maturing debt until February 2000, when $6.0 million in mortgage debt becomes due, and December 2000, when the line of credit expires. Additionally, we expect to incur approximately $27 million for the redevelopment of four shopping centers, and continue to build a modest pipeline of acquisition and development opportunities. While we currently expect to fund short-term and long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities and equity securities and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $51,751,000 during the first nine months of 1999, from $44,111,000 during the same period in 1998. This increase is primarily due to the growth of our portfolio, from 53 properties at January 1, 1998 (95 properties at September 30, 1998), to 96 properties at September 30, 1999.

For the nine months ended September 30, 1999, funds from operations ("FFO") increased $5,364,000, or 14%, from $38,680,000 for the nine months ended September 30, 1998, to $44,044,000. For the three months ended September 30, 1999, FFO increased $1,331,000, or 10%, from $13,313,000 for the three months ended September 30, 1998, to $14,644,000. The Operating Partnership generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred unit distributions and adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper provides guidelines only for computing FFO, the computation of FFO may vary from one REIT or its operating partnership to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows used in investing activities decreased to $15,306,000 during the first nine months of 1999, from $112,018,000 during the same period in 1998. During the first nine months of 1999, we completed the acquisitions of two shopping centers located in Michigan and Ohio aggregating 264,000 square feet for an aggregate purchase price of approximately $13,853,000, invested approximately $4,944,000 in four redevelopment initiatives, and sold three properties aggregating 434,000 square feet for an aggregate net sales price of $16,899,000. During this period, we also acquired the 50% non-owned portion of two shopping centers held by our joint venture acquired in connection with the merger acquisition of Mid-America, for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000, including the assumption of a $3,100,000 note receivable. Cash distributions received from the joint venture during the first nine months of 1999 amounted to $3,943,000.

During the first nine months of 1998, in addition to the properties acquired in connection with the merger acquisition of Mid-America, we completed the acquisitions of nineteen shopping centers located in the Midwest, aggregating
2.6 million square feet for a total purchase price of approximately $178,900,000. During this period, we also completed the sales of a 640,000 square-foot mixed-use property located in downtown Chicago, Illinois for a net sales price of approximately $82,090,000, and a 46,000 square-foot shopping center located in Iowa, for a net sales price of approximately $1,869,000.

Financing Activities

Net cash flows from financing activities decreased to a use of cash of $36,445,000 during the first nine months of 1999 from a source of cash of $66,443,000 during the same period in 1998. Distributions to common and preferred unit holders, as well as to the minority interest, were $37,275,000 in the first nine months of 1999, and $28,808,000 in the first nine months of 1998.

The two shopping centers acquired during the first nine months of 1999 were acquired with cash provided by our line of credit. The merger acquisition of Mid-America was financed through the issuance by the Company of approximately
3.5 million shares of Series A

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

On February 23, 1999, we issued two million 8.875% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors at a price of $25.00 per unit. On September 7, 1999, we issued one million 8.875% Series C Cumulative Redeemable Preferred Units to an institutional investor at a price of $25.00 per unit. Net proceeds from the issuances of approximately $73.4 million were used to reduce outstanding borrowings under the line of credit, strengthening our capital structure, replacing floating rate debt with permanent capital, and thereby adding liquidity, flexibility and additional capital to fund our acquisition and development activities.

In the prior year period, we issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008, and the Company issued 392,638 shares of common stock to a unit investment trust, contributing the net proceeds of $7,489,000 to the Operating Partnership. Proceeds from the offerings were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of such higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During the third quarter of 1999, we continued the redevelopment of Prospect Plaza, located in Gladstone, Missouri, acquired in December 1998, and of Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio, both of which were acquired during the second quarter of 1999. The redevelopment of Prospect Plaza is expected to be complete in early 2000, with the redevelopments of Cherry Hill Marketplace and 30th Street Plaza expected to be substantially completed during the middle part of 2000. During the third quarter of 1999, we continued our redevelopment of the Commons of Chicago Ridge, a shopping center in our core portfolio located in metropolitan Chicago, and broke ground on the new 112,000 square-foot Home Depot just after quarter-end. These projects are the types of redevelopment investment opportunities upon which we expect to continue to focus. The redevelopments will represent an incremental investment of approximately $32 million, and are expected to generate high returns on invested capital while adding substantial long-term value to the centers. We also continue to establish a modest pipeline of development opportunities and potential acquisitions of shopping centers where we can use our redevelopment experience to create similar enhanced returns. We expect to finance these acquisition, development, and redevelopment opportunities with a combination of proceeds from the sale of non-core assets, retained cash, external capital and possible joint ventures.

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

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express our belief, expectations or intentions regarding our future performance or future events or trends. We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of our control. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the midwestern United States in particular; the financial viability of our tenants; the continuing availability of retail center acquisitions, development and redevelopment opportunities in the Midwest on favorable terms; expected property dispositions may be delayed or terminated; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The statements made under the caption "Risk Factors" included in the Company's Form 10-K for 1998 are incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
           Not applicable

Item 2. CHANGES IN SECURITIES

           On September 7, 1999, the Operating Partnership issued 1,000,000 of its 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit, resulting in net proceeds to the Operating Partnership of approximately $24.3 million. On or after September 7, 2004, the Operating Partnership may redeem the Series C Preferred Units at its option, in whole or in part, at any time for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company (the "Series C Preferred Shares") on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. The Series C Preferred Units do not include any mandatory redemption or sinking fund provisions.

           Holders of the Series C Preferred Units have the right to exchange Series C Preferred Units for shares of Series C Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 500,000 units, at the option of holders of the Series C Preferred Units (i) at any time on or after September 7, 2009, (ii) at any time if full quarterly distributions shall not have been made for six quarters, whether or not consecutive, or (iii) upon the occurrence of certain specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes. The Series C Preferred Units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

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

Item 5. OTHER INFORMATION
           Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit No.         Description
             -----------         -----------

             27            Financial Data Schedule

        (b)  Reports on Form 8-K
             -------------------

             The following Form 8-K was filed during the period July 1, 1999 through September 30, 1999:

             1)  Form 8-K filed September 8, 1999 (earliest event September 7,
                 1999), reporting in Item 5., the issuance by Bradley Operating Limited Partnership of 1,000,000 units of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units to an institutional investor at a price of $25.00 per unit.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:     November 12, 1999


                                       Bradley Operating Limited Partnership
                                              Registrant



                                       By: \s\Thomas P. D'Arcy
                                          --------------------
                                          Thomas P. D'Arcy
                                          President and CEO


                                       By: \s\Irving E. Lingo, Jr.
                                          ------------------------
                                          Irving E. Lingo, Jr.
                                          Chief Financial Officer