Form 10-K405
period 1999-12-31
BRADLEY OPERATING L P
filed 2000-03-24
CIK 1039189

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

For the fiscal year ended December 31, 1999

                        Commission File Number 0-23065

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     -------------------------------------
            (Exact name of Registrant as specified in its charter)

            Maryland                      04-3306041
            --------                      ----------
     (State of Organization)   (I.R.S. Employer Identification No.)

                    40 Skokie Blvd., Northbrook, IL        60062
                    -------------------------------        -----
               (Address of Principal Executive Offices)  (ZIP Code)

Registrant's telephone number, including area code (847) 272-9800
                                                   --------------

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered
      -------------------      -----------------------------------------
         Common Stock                   New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X, No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's parent, Bradley Real Estate, Inc., expects to file no later than April 1, 2000, its definitive Proxy Statement for its 2000 Annual Meeting of Stockholders and hereby incorporates by reference into Part III hereof the portions of such Proxy Statement described in Items 10, 11, 12 and 13 hereof.

STATEMENTS MADE OR INCORPORATED IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS OUR BELIEF, EXPECTATIONS OR INTENTIONS REGARDING OUR FUTURE PERFORMANCE OR FUTURE EVENTS OR TRENDS. WE CAUTION YOU THAT, WHILE FORWARD-LOOKING STATEMENTS REFLECT OUR GOOD FAITH BELIEFS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS OUTSIDE OF OUR CONTROL. IN ADDITION, WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. CERTAIN FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGE 15 OF THIS REPORT.

                                    PART I
                                    ------

ITEM 1.   BUSINESS

Bradley Real Estate, Inc., Bradley Operating Limited Partnership and their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms "we," "us," and "ours" refer to the business and properties of all these entities, unless the context indicates otherwise. Similarly, references to "Bradley" or "the Company" refer to Bradley Real Estate, Inc. and references to Bradley or Bradley Operating Limited Partnership (commonly referred to as "the Operating Partnership") in discussions of Bradley's business also refer to Bradley's predecessors, subsidiaries and affiliated entities, unless the context indicates otherwise.

General
-------

Bradley Real Estate is a real estate investment trust with internal property management, leasing, acquisition, and development capabilities that owns and operates, acquires, develops and redevelops community and neighborhood shopping centers in the Midwest region of the United States. Such centers are typically anchored by grocery stores which are complemented with other tenants providing a wide range of other goods and services to shoppers. As a result, the centers are used by members of the surrounding community for their day-to-day living needs. Our mission is to provide superior total returns to our partners by creating sustainable growth in cash flow through the ownership, operation, development and redevelopment of grocery-anchored retail properties in the Midwest region of the United States. Based on our past experience, we believe this type of shopping center offers strong and predictable daily consumer traffic and is less susceptible to downturns in the general economy than shopping centers whose principal tenants are department stores or stores primarily selling apparel or leisure items.

As of December 31, 1999, we owned 98 properties in 15 states, aggregating approximately 15.5 million square feet of gross leasable area. Title to such properties is held by or for the benefit of Bradley Operating Limited Partnership. Bradley conducts substantially all of its business through Bradley Operating Limited Partnership and is currently the sole general partner and owner of approximately 83% of the economic interests in Bradley Operating Limited Partnership. This structure is commonly referred to as an umbrella partnership REIT, or "UPREIT." The board of directors of Bradley manages the affairs of Bradley Operating Limited Partnership by directing the affairs of Bradley. Interests in Bradley Operating Limited Partnership are evidenced by five classes of unit holders: general partner "common" units owned by Bradley as "GP Units," 8.4% Series A Convertible Preferred units of limited partnership interest owned by the general partner as "Series A Preferred Units," limited partner "common" units evidenced by "LP Units," 8.875% Series B Cumulative Redeemable Perpetual Preferred units of limited partnership interest evidenced by "Series B Preferred Units," and 8.875% Series C Cumulative Redeemable Perpetual Preferred units of limited partnership interest evidenced by "Series C Preferred Units." We operate such that the number of outstanding GP Units always equals the number of outstanding shares of common stock of Bradley outstanding and our partnership agreement provides that Bradley will contribute to Bradley Operating Limited Partnership the proceeds from all issuances of common stock and preferred stock by Bradley in exchange for additional units. The Partnership Agreement also contemplates that the number of Series A Preferred Units will always equal the number of outstanding shares of Series A Preferred Stock of Bradley. In addition, the holders of LP Units have the right, under certain circumstances, to exchange their units for shares of common stock of Bradley on a one-for-one basis. Holders of GP Units and LP Units are referred to as "common unit holders." Holders of Series A Preferred Units, Series B Preferred Units, and Series C Preferred Units are referred to as "preferred unit holders."

LP Units are held by persons who received limited partner interests in connection with their contributions of direct or indirect interests in one or more properties to Bradley Operating Limited Partnership. Bradley Operating Limited Partnership is obligated to redeem each LP Unit after the expiration of a specified date or period of time subsequent to their original issuance at the request of the holder for cash equal to the fair market value of a share of Bradley's common stock at the time of such redemption. Bradley may elect to acquire any such LP Unit presented for redemption for either one share of common stock or cash. With each redemption of such LP Unit, Bradley's percentage ownership interest in Bradley Operating Limited Partnership increases. Bradley Operating Limited Partnership may issue additional LP Units to purchase additional properties or to purchase land parcels for the development of properties in transactions that defer some or all of the seller's tax consequences. Offering LP Units instead of cash for properties may provide potential sellers with partial federal income tax deferral.

Bradley Operating Limited Partnership has authority to issue additional preferred units that may have distribution and other rights senior to the rights of holders of common or preferred units, but Bradley Operating Limited Partnership may issue preferred units to Bradley only in exchange for the contribution by Bradley to Bradley Operating Limited Partnership of the net proceeds from Bradley's issuance of an equivalent number of shares of preferred stock that have equivalent seniority rights over the rights of holders of shares of common stock of Bradley. Preferred units senior to the existing classes of preferred units may only be issued with the consent of such classes. Holders of the 8.4% Series A Convertible Units, Series B Preferred Units and Series C Preferred Units are limited partners with rights senior to the LP Units and GP Units with respect to dividends and liquidation.

Although there is no separate trading market for common or preferred limited partner units, we believe that the market value of the shares of Bradley's common stock on the New York Stock Exchange may provide existing and potential holders of common limited partner units with a mechanism by which to value common limited partner units from time to time, after giving effect to the particular tax position of each holder. The trading value of the common stock serves as a useful surrogate for the value of common limited partner units because the distributions to the holders of common limited partner units are made concurrently with and in the same amount per common limited partner unit as distributions we pay to each share of our common stock and because of the redemption rights of the holders of the common limited partner units.

Our portfolio of shopping centers consists of a diverse tenant base, comprising approximately 2,000 leases with no one tenant accounting for as much as 5% of annualized base rent. Over the past several years we have further diversified our income stream across many Midwest markets in order to insulate ourselves from economic trends affecting any particular market.

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

During 1999, we acquired four shopping centers, aggregating 484,000 square feet of gross leasable area for an aggregate acquisition price of approximately $36.9 million. On August 6, 1998, we completed the merger acquisition of Mid-America Realty Investments, Inc., a REIT owning interests in 25 properties aggregating approximately 3.3 million square feet primarily located in the Midwest region of the United States. In addition to the properties acquired in connection with the merger acquisition of Mid-America, during 1998 we acquired 22 properties, aggregating 3.0 million square feet of gross leasable area for an aggregate acquisition price of approximately $202.8 million. During 1997, we acquired 25 shopping centers aggregating over 3.1 million square feet of gross leasable area for an aggregate acquisition price of approximately $189.3 million.

As part of our ongoing business, we also periodically sell non-core assets in order to reinvest sales proceeds into properties more aligned with our strategic market or property focus, or to redeploy sales proceeds into shopping centers with better growth potential, and higher risk-adjusted returns. During 1999, 1998, and 1997, we raised $22.9 million, $84.0 million, and $25.3 million, respectively, through asset sales.

Our finance, accounting, research and administrative functions are handled by a central office staff located in our Northbrook, Illinois headquarters. We maintain regional property management and leasing offices at properties located in Chicago, Peoria, Minneapolis, St. Louis, Indianapolis, Kansas City, Louisville, Milwaukee, Nashville, and Omaha in order that as many properties as practicable have professionals located within a one to two hour drive. At December 31, 1999, we had 177 employees.

1999 Highlights
---------------

During 1999, we focused on three integrated strategic objectives: maximizing the cash flows from our existing properties, limiting our investment focus to higher yielding value-added opportunities, and positioning our capital structure for future growth.

Management and Leasing Activity

Our management and leasing activities focus on maximizing current cash flows from our properties while enhancing long-term value. Primary attention during 1999 was focused on increasing overall occupancy rates, improving operating margins, seeking new tenants and renewing current tenants at favorable rates.

 .  The properties at December 31, 1999 had an aggregate occupancy rate of 94%.
 .  During 1999, we signed 146 new leases totaling 686,000 square feet at an average rent for comparable space of $10.33 per square foot, representing an increase of 9.6% over the prior average rental rate.
 .  During 1999, we renewed 292 leases totaling 1,231,000 square feet at an average rate of $9.58 per square foot, representing an increase of 6.4% over the prior average rental rate.
 .  Significant leases completed during 1999 included the following:
   . 111,000 square-foot lease with Home Depot at the Commons of Chicago Ridge, initiating the redevelopment of this shopping center
   . 47,000 square-foot lease with HomeLife at Heritage Square to fill the remaining space previously occupied by Montgomery Ward & Co.,
      Incorporated, which declared bankruptcy in July 1997 and vacated in early 1998
   .  28,000 square-foot lease with Office Depot at Santa Fe Square
   .  28,000 square-foot lease with Mars Music at Har Mar Mall
   .  28,000 square-foot lease with AJ Wright at Redford Plaza
   .  24,000 square-foot lease with OfficeMax at Elk Park Center
   . 21,000 square-foot lease with Lukas Liquor Superstore at Ellisville Square . Leasing challenges for 2000 include re-tenanting a 54,000 square-foot vacancy at Har Mar Mall previously occupied by HomePlace, which declared bankruptcy in January 1998 and vacated in August 1998, and an 85,000 square-foot vacancy at Grandview Plaza previously occupied by HomeQuarters, which declared bankruptcy in June 1999 and vacated in January 2000. A lease with a new grocery tenant at Har Mar Mall is currently under negotiation, although there can be no assurance that this lease will be completed. While we are in preliminary discussions with several retailers to replace the vacancy at Grandview Plaza, we do not expect a new lease to commence prior to the end of 2000. Additional challenges for 2000 include leasing small shop space on favorable terms. However, with an increased presence in our Midwest market, we believe we are well positioned to take advantage of our relationships with both national and regional tenants who have stores located throughout the Midwest.

Acquisitions and Redevelopments

We entered 1999 with an expectation of a capital constrained environment for REITs and increasing prices for real estate assets. As a result, our goals for property investment were to grow modestly through opportunistic acquisitions that met our investment criteria, and to calibrate investment activity to existing market conditions. Our investment criteria focuses upon demographic trends, anchor tenant strength and lease term, stability among non-anchor tenants, and minimum acceptable initial yields, which we believe can be increased through our operating and leasing experience. During 1999 we focused our investment program on acquiring underperforming properties that we believe provide value-added opportunities through redevelopment and re-tenanting, enabling us to produce higher returns on invested capital than acquisitions of stabilized properties. We also focused on identifying value-added opportunities in our existing core portfolio to generate similar enhanced returns.

During 1999 we put in place the infrastructure necessary to identify and execute value-added development opportunities, with a long-term goal of establishing Bradley as a leading developer in grocery-anchored retail shopping centers within our Midwest markets. With nearly 200 professionals operating from 11 regional offices, a portfolio consisting of 15.5 million square feet of retail space, access to investment grade debt and equity markets and strong relations with the region's dominant grocery store operators, we believe we are uniquely positioned to pursue a focused development strategy.
 . In early 1999 we commenced the redevelopment of Prospect Plaza, a shopping center located in Gladstone, Missouri, acquired at the end of 1998. The redevelopment involves adding a new 62,000 square-foot Hen House grocery store to the center as well as a new facade, pylon sign, and upgraded common area. We plan to invest a total of approximately $10 million in this redevelopment, which is on schedule with a planned completion in early 2000. Upon completion, our total investment in this center is estimated to be approximately $14.4 million.
 . In June 1999, we completed the acquisition of Cherry Hill Marketplace, located in Westland, Michigan, a suburb of Detroit. This redevelopment project involves adding a new 54,000 square-foot Farmer Jack grocery store, a division of A&P. We plan to retrofit another 43,000 square feet and construct 7,700 square feet of new retail space and two new outlot buildings. Our expected investment in this project is approximately $7 million, with an expected completion during the middle part of 2000. Upon completion, our total investment in this center is estimated to be approximately $12.9 million.
 . Also in June 1999, we completed the acquisition of 30th Street Plaza, located in Canton, Ohio. We are adding a new 70,000 square-foot Giant Eagle grocery store to this center, expanding a number of existing tenants, and renovating the facade and common area at an approximate investment of $6 million. We expect this redevelopment project to be completed during the middle part of 2000. Upon completion, our total investment in this center is estimated to be approximately $13.8 million.
 .  In October 1999, we acquired two newly developed shopping centers, Austin
   Town Center, located in Austin, Minnesota, and Marketplace at 42, located in Savage, Minnesota, under a co-development agreement with Oppidan Center Development LLC. Under the co-development arrangement, we worked together with Oppidan on all aspects of the development process and shared in the value created from the development efforts.

 . Focusing on our existing core portfolio, in mid 1999 we commenced the redevelopment of the Commons of Chicago Ridge. This 310,000 square-foot center is located in Chicago Ridge, Illinois, and was acquired in early 1996. This redevelopment involves a new 111,000 square-foot lease with Home Depot, relocations of several tenants and expansions of others. The center is being fully redeveloped at an approximate incremental investment of $10 million, with a planned completion in late 2000.
 . In May 1999, we acquired the 50% non-owned portion of two shopping centers held by our joint venture, which was acquired in connection with the merger acquisition of Mid-America on August 6, 1998.
 . We continue to build a pipeline of development and redevelopment opportunities where we can use our expertise to generate high returns on invested capital while adding substantial long-term value to these investments. During 2000, we will seek alternative sources of capital, including privately placed joint venture equity, which will enable us to pursue our development and redevelopment initiatives without straining our financial resources.

Dispositions

Our primary disposition goal for 1999 was to redeploy proceeds from the sale of several non-strategic assets into shopping centers more aligned with our strategic property and market focus, generating high returns on invested capital. At the beginning of the year, we were holding for sale six wholly-owned non-core properties, consisting of four enclosed malls and two community shopping centers, all acquired in connection with the merger acquisition of Mid-America. The four enclosed malls were not aligned with our strategic property focus. The remaining two shopping center properties are located in the Southeast region of the United States, and were not aligned with our strategic market focus. The challenge was to sell such properties on economically favorable terms that minimized the spread between the yield generated by such properties and the immediate and ultimate redeployment of the sales proceeds, reducing any dilutive impact to earnings in the near term. We believe we were largely successful in pursuit of these goals through the following transactions:

 .  In May 1999, we sold Monument Mall, an enclosed mall located in Scottsbluff,
   Nebraska, for a net sales price of $11.7 million.
 .  In May 1999, our 50%-owned joint venture sold Imperial Mall, located in
   Hastings, Nebraska, to the same buyer of Monument Mall, for $12.1 million.
 .  In May 1999, we sold Macon County Plaza, located in Lafayette, Tennessee, for a net sales price of $2.4 million.
 .  In June 1999, we sold Town West Center, located in Paragould, Arkansas, for a net sales price of $2.8 million.
 . Although we are still holding for sale three of the enclosed malls placed for sale during 1998, the sales of two enclosed malls substantially reduced our exposure to properties not aligned with our grocery-anchored community shopping center focus. We completed such sales at prices that exceeded our original estimates at the time the properties were placed for sale. While we currently expect the sales of the remaining three enclosed malls to be completed during the first quarter of 2000, we can provide no assurance that any such sales will be completed or, if completed, that such sales will meet our current pricing expectations. With over $1 billion in real estate assets, we are confident that if we cannot sell these assets at attractive prices, the yield generated from holding these assets will provide our partners with acceptable returns without undue risk to the portfolio.
 . During 2000, we expect to continue to take advantage of the disparity between the public market value of our stock and the private market value of our underlying real estate by selling certain assets and using the proceeds of such sales to repurchase our stock. Additionally, we will pursue strategic partnerships, with the objective of contributing certain assets to joint ventures. This will enable us to raise capital while retaining a partial economic interest in these contributed properties.

Capital Structure Activity

During 1999, we continued to operate under a challenging capital markets environment for REITs. In response to this environment, we strengthened our focus on our core portfolio while restricting external investment to selected value-added opportunities. In addition, we took advantage of the positive arbitrage between the private market value of our real estate and the public market value of our stock to implement a share repurchase program. Finally, we established the infrastructure necessary to identify and undertake development and redevelopment initiatives for our Midwest grocery clients.

 .  In February 1999, we issued $50 million of 8.875% Series B Cumulative
   Redeemable Perpetual Preferred Units in a private placement to two institutional investors, replacing short-term variable rate debt with permanent capital.
 . In April 1999, in response to the continued weakness of the Company's share price in the public markets we suspended the discount offered on optional cash investments under the Dividend Reinvestment and Stock Purchase Plan. This action resulted in a reduction in net proceeds raised through the program from $6 million in 1998 to $1 million in 1999. Consistent with our Partnership Agreement, the Operating Partnership issued comparable numbers of GP Units to the Company in consideration of the Operating Partnership's receipt of the net proceeds from the issuance of equity securities.
 .  In July 1999, Standard & Poor's affirmed our "BBB-" debt rating and raised its rating outlook from stable to positive.
 .  In September 1999, we issued $25 million of 8.875% Series C Cumulative
   Redeemable Perpetual Preferred Units in a private placement to an institutional investor, replacing short-term variable rate debt with additional permanent capital.

 . In November 1999, the Company's Board of Directors authorized the repurchase of up to two million shares of outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. The Operating Partnership will effectively repurchase one common GP Unit from the Company for each common share repurchased by the Company. Through December 31, 1999, we repurchased 980,700 GP Units at an average price of $16.90 per unit, representing the equivalent number and price of common shares repurchased by the Company. The objective of the share repurchase program is to capitalize on current market conditions in which the value of our underlying real estate is more highly valued in the private property markets than in the public equity markets.

Positioned for Future Growth

 . At December 31, 1999, our debt as a percentage of gross book assets was 43%. . During 1999, our interest and fixed charge coverage ratios were 3.4 and 2.3 times, respectively.
 . At December 31, 1999, we had $105.5 million available on our line of credit. . Our balance sheet remains largely unencumbered by secured debt. At December
   31, 1999, only 17 of our 98 properties had outstanding mortgages, providing us with broad financial flexibility as we have the option of financing our growth with either secured or unsecured debt.
 .  At December 31, 1999, we had $201.4 million available under an equity "shelf"
   registration, and $400 million available under a debt "shelf" registration.
 .  At December 31, 1999, our total market capitalization stood at approximately
   $1.0 billion.

During 2000, our goals with respect to our capital structure include extending and modifying our line of credit, which matures in December 2000, repurchasing common stock while the disparity between Bradley's stock price and the value of our underlying real estate value remains, and selling certain assets in order to raise capital for new investment and to pay-down debt. Until such time as the capital markets for REITs improves, we will continue investing our existing capital prudently, while seeking alternative capital resources such as private joint venture equity. Our ultimate objective will be to preserve and protect our liquidity, while taking advantage of existing market conditions to enhance returns to our partners.

Our Properties
--------------

The following table and notes describe our properties and rental information for leases in effect as of December 31, 1999:

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tenants (1)      Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    -----------------     ------    ----------
Georgia
-------
Shenandoah Plaza     1998      141,072       98%      98%      $680,345        $5.01      Ingles Market         32,000       2008
Newnan, GA                                                                                Wal-Mart              81,922       2007
------------------------------------------------------------------------------------------------------------------------------------
Illinois
--------
Bartonville Square   1998       55,348      100%     100%       276,522         5.00      Kroger                41,824       2000
Peoria, IL
------------------------------------------------------------------------------------------------------------------------------------
Butterfield Square   1998      106,824      100%     100%     1,327,646        12.43      Sunset Foods          51,677       2012
Libertyville, IL
------------------------------------------------------------------------------------------------------------------------------------
Commons of Chicago
  Ridge              1996      308,560       64%      84%     2,060,465        10.40      Office Depot          27,680       2002
Chicago Ridge, IL                                                                         Marshalls             29,688       2009
                                                                                          Cineplex Odeon        25,000       2008
                                                                                          Michaels              17,550       2004
                                                                                          Pep Boys              22,354       2015
------------------------------------------------------------------------------------------------------------------------------------
Commons of Crystal
  Lake               1996      273,271      100%      75%     2,895,232        10.64      Jewel/Osco            70,790       2018
Crystal Lake, IL                                                                          Marshalls             28,441       2009
                                                                                          Toys'R Us             30,000       2015
------------------------------------------------------------------------------------------------------------------------------------
Crossroads Centre    1992      242,320       98%      98%     1,397,978         5.87      K-Mart (Ground Lease) 96,268       2001
Fairview Heights, IL                                                                      T.J. Maxx             33,200       2006
------------------------------------------------------------------------------------------------------------------------------------
Fairhills Shopping
  Center             1997      107,614       81%      82%       539,704         6.15      Jewel Food Stores     49,330       2003
Springfield, IL
------------------------------------------------------------------------------------------------------------------------------------
Heritage Square      1996      212,253       77%      45%     1,947,442        11.93      Carson Pirie Scott    62,000       2015
Naperville, IL                                                                            Strouds               26,703       2000
                                                                                          Circuit City          28,351       2009
------------------------------------------------------------------------------------------------------------------------------------
High Point Centre    1996      240,032      100%      82%     2,256,518         9.40      Cub Foods             62,000       2008
Lombard, IL                                                                               Babies'R Us           36,416       2010
                                                                                          Office Depot          25,612       2006
                                                                                          Mac Frugals           17,040       2006
------------------------------------------------------------------------------------------------------------------------------------
Parkway Pointe       1997       38,587      100%     100%       486,288        12.60      Shoe Carnival         10,186       2004
Springfield, IL
------------------------------------------------------------------------------------------------------------------------------------
Rivercrest           1994      484,705      100%     100%     3,954,078         8.19      Dominick's            87,937       2011
Crestwood, IL                                                                             K-Mart                79,903       2010
                                                                                          Office Max            24,000       2007
                                                                                          Sears                 55,000       2001
                                                                                          T.J. Maxx             34,425       2004
                                                                                          PetsMart              31,639       2010
                                                                                          Best Buy              25,000       2008
                                                                                          Hollywood Park        15,000       2005
------------------------------------------------------------------------------------------------------------------------------------
Rollins Crossing     1996      150,576       97%      95%       887,522         6.07      Regal Cinema          72,621       2018
Round Lake Beach, IL                                                                      Sears Paint and
                                                                                             Hardware           21,083       2005
------------------------------------------------------------------------------------------------------------------------------------

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tenants (1)      Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    -----------------     ------    ----------
Sangamon Center
  North              1997      139,757       97%     100%    $1,048,045        $7.69      Schnuck's Market       63,257      2016
Springfield, IL                                                                           U.S. Postal Service    16,000      2005
------------------------------------------------------------------------------------------------------------------------------------
Sheridan Village     1996      296,292       97%      99%     2,295,672         8.02      Bergners              160,809      2006
Peoria, IL                                                                                Cohen Furniture        16,600      2009
------------------------------------------------------------------------------------------------------------------------------------
Sterling Bazaar   1997/1998     81,837       89%      94%       714,687         9.80      Kroger                 52,337      2011
Peoria, IL
------------------------------------------------------------------------------------------------------------------------------------
Twin Oaks Centre     1998       94,741       86%      79%       574,231         7.05      Hy-Vee                 59,682      2012
Silvis, IL
------------------------------------------------------------------------------------------------------------------------------------
Wardcliffe Shopping
  Center             1997       67,497       92%      92%       313,469         5.03      Big Lots               32,181      2006
Peoria, IL                                                                                CVS                    16,160      2003
------------------------------------------------------------------------------------------------------------------------------------
Westview Center      1993      322,862       92%      94%     2,642,235         8.85      Cub Foods              67,163      2009
Hanover Park, IL                                                                          HomePlace              60,000      2017
                                                                                          Marshalls              34,302      2004
------------------------------------------------------------------------------------------------------------------------------------
Indiana
-------
County Line Mall     1997      260,785       99%      99%     1,770,908         6.87      Kroger                 52,337      2011
Indianapolis, IN                                                                          Target                 99,321      2002
                                                                                          Office Max/
                                                                                          Furniture Max          32,208      2004
------------------------------------------------------------------------------------------------------------------------------------
Double Tree Plaza    1998       98,179       87%      99%       662,602         7.71      Wilco Foods            45,000      2017
Winfield, IN
------------------------------------------------------------------------------------------------------------------------------------
Germantown           1998      230,580       95%      92%       988,473         4.53      Buehler's              27,225      2005
Jasper, IN                                                                                Watson's               32,680      2005
                                                                                          Wal-Mart              109,725      2005
------------------------------------------------------------------------------------------------------------------------------------
King's Plaza         1998      102,457       73%      75%       329,096         4.40      County Market          48,249      2002
Richmond, IN
------------------------------------------------------------------------------------------------------------------------------------
Lincoln Plaza        1998       95,624       96%      98%       604,046         6.55      Kroger                 39,104      2007
New Haven, IN
------------------------------------------------------------------------------------------------------------------------------------
Martin's Bittersweet
  Plaza              1997       78,245       92%      97%       528,294         7.33      Martin's Supermarket   45,079      2012
Mishawaka, IN                                                                             Osco Drug              16,000      2012
------------------------------------------------------------------------------------------------------------------------------------
Rivergate Shopping
  Center             1998      133,086       97%     100%       542,424         4.19      Super Foods            17,420      2006
Shelbyville, IN                                                                           Wal-Mart               90,666      2006
------------------------------------------------------------------------------------------------------------------------------------
Sagamore Park Centre 1998      102,533       90%      95%       864,446         9.33      Payless Supermarket    41,163      2007
West Lafayette, IN
------------------------------------------------------------------------------------------------------------------------------------
Speedway SuperCenter 1996      547,699       93%      97%     4,174,807         8.19      Kroger                 59,515      2013
Speedway, IN                                                                              Sears                  30,825      2004
                                                                                          Factory Card
                                                                                            Outlet (2)           16,675      2003
                                                                                          Old Navy               15,000      2005
                                                                                          Lindo Super Spa        16,859      2000
                                                                                          Kittles                25,320      2000
                                                                                          Kohl's                 90,027      2004
------------------------------------------------------------------------------------------------------------------------------------

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tenants (1)      Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    -----------------     ------    ----------
The Village          1996      336,354       90%      89%    $1,709,998        $5.64      Goldblatt Brothers     55,000      2000
Gary, IN                                                                                  U.S. Factory Outlets   52,000      2009
                                                                                          American Publishing    19,246      2000
                                                                                          IN Dept. of Workforce  18,050      2000
------------------------------------------------------------------------------------------------------------------------------------
Washington Lawndale
  Commons            1996      332,877       97%     100%     1,791,616         5.52      Target                 83,110      2005
Evansville, IN                                                                            Sears Homelife         34,527      2003
                                                                                          Dunham's Athleisure    20,285      2002
                                                                                          Stein Mart             40,500      2007
                                                                                          Jo-Ann Fabrics         15,262      2003
                                                                                          Books-A-Million        20,515      2002
------------------------------------------------------------------------------------------------------------------------------------
Iowa
----
Burlington Plaza
  West               1997       88,118       98%      98%       614,168         7.14      Festival Foods         52,468      2009
Burlington, IA
------------------------------------------------------------------------------------------------------------------------------------
Davenport Retail
  Center             1997       62,588      100%     100%       604,355         9.66      PetsMart               26,280      2011
Davenport, IA                                                                             Staples                24,153      2011
------------------------------------------------------------------------------------------------------------------------------------
Kimberly West        1998      113,713       87%      87%       574,279         5.79      Hy-Vee                 76,896      2008
Davenport, IA
------------------------------------------------------------------------------------------------------------------------------------
Parkwood Plaza       1997      125,850       93%      88%       940,818         8.01      Albertson's            63,075      2008
Urbandale, IA
------------------------------------------------------------------------------------------------------------------------------------
Southgate Shopping
  Center             1997      162,672       96%      90%       502,013         3.23      Hy-Vee                 78,388      2014
Des Moines, IA                                                                            Walgreens              22,000      2002
                                                                                          Big Lots               23,677      2001
------------------------------------------------------------------------------------------------------------------------------------
Spring Village       1997       90,263       93%     100%       506,606         6.03      Eagle Foods (2)        45,763      2005
Davenport, IA
------------------------------------------------------------------------------------------------------------------------------------
Warren Plaza         1997       90,102       99%     100%       670,463         7.55      Hy-Vee                 51,492      2013
Dubuque, IA
------------------------------------------------------------------------------------------------------------------------------------
Kansas
------
Mid-State Plaza      1997      286,840       91%      89%       926,398         3.56      Food 4 Less            32,579      2004
Salina, KS                                                                                Hobby Lobby            39,958      2006
                                                                                          Carroll's Books        27,596      2008
                                                                                          Sutherlands            80,155      2002
------------------------------------------------------------------------------------------------------------------------------------
Santa Fe Square      1996      133,698       96%      98%     1,075,348         8.42      Hy-Vee                 55,820      2007
Olathe, KS
------------------------------------------------------------------------------------------------------------------------------------
Shawnee Parkway
  Plaza              1998       92,213       93%      98%       654,385         7.64      Price Chopper          59,128      2013
Shawnee, KS
------------------------------------------------------------------------------------------------------------------------------------
Westchester Square   1997      164,865       95%      92%     1,406,574         9.02      Hy-Vee                 63,000      2006
Lenexa, KS
------------------------------------------------------------------------------------------------------------------------------------
Kentucky
--------
Camelot Shopping
  Center             1998      150,371       83%      92%       777,069         6.22      Winn Dixie             37,500      2004
Louisville, KY                                                                            Mr. Gatti's            24,000      2007
------------------------------------------------------------------------------------------------------------------------------------

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tenants (1)      Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    -----------------     ------    ----------
Dixie Plaza          1998       47,954      100%     100%      $377,214        $7.87      Winn Dixie             44,000      2007
Louisville, KY
------------------------------------------------------------------------------------------------------------------------------------
Midtown Mall         1998      153,566       96%     100%       839,500         5.67      Kroger                 51,600      2013
Ashland, KY                                                                               Odd Lots/Big Lots
                                                                                            & Furniture          37,171      2004
                                                                                          Old America            26,586      2003
------------------------------------------------------------------------------------------------------------------------------------
Plainview Village    1998      142,546       96%     100%     1,212,660         8.89      Kroger                 30,975      2002
Louisville, KY
------------------------------------------------------------------------------------------------------------------------------------
Stony Brook          1996      136,830       99%     100%     1,444,529        10.63      Kroger                 79,625      2021
Louisville, KY
------------------------------------------------------------------------------------------------------------------------------------
Michigan
--------
Cherry Hill
  Marketplace        1999       84,325       53%      N/A       225,439         5.02      Farmer Jack            30,650      2002
Westland, MI
------------------------------------------------------------------------------------------------------------------------------------
The Courtyard        1998      126,063       91%      88%       893,360         7.83      V.G Food Center        43,384      2010
Burton, MI                                                                                Dunham's Athleisure    18,395      2002
                                                                                          Office Max             25,987      2005
------------------------------------------------------------------------------------------------------------------------------------
Delta Plaza  (3)     1998      187,661       93%      94%     1,051,698         6.05      J.C. Penney            31,757      2001
Escanaba, MI                                                                              Menards                59,872      2001
------------------------------------------------------------------------------------------------------------------------------------
Redford Plaza        1998      284,929      100%      92%     2,268,106         7.96      Kroger                 60,276      2016
Redford, MI                                                                               The Resource Network   15,000      2002
                                                                                          Bally Total Fitness    28,000      2008
                                                                                          Burlington Coat
                                                                                            Factory              47,008      2004
                                                                                          Ace Hardware           16,130      2000
                                                                                          AJ Wright              27,604      2009
------------------------------------------------------------------------------------------------------------------------------------
Minnesota
---------
Austin Town Center   1999      110,613       92%      N/A       924,888         9.11      Rainbow Foods          56,740      2019
Austin, MN                                                                                Staples                24,049      2014
------------------------------------------------------------------------------------------------------------------------------------
Brookdale Square     1996      185,883       83%      81%     1,094,373         7.02      Circuit City           36,391      2014
Brooklyn Center, MN                                                                       Drug Emporium          25,782      2000
                                                                                          Office Depot           30,395      2004
                                                                                          United Artists         24,534      2002
                                                                                          Pep Boys               23,000      2018
------------------------------------------------------------------------------------------------------------------------------------
Burning Tree Plaza   1993      174,141       89%      96%     1,405,636         9.06      Dunham's Athleisure    23,679      2008
Duluth, MN                                                                                Hancock Fabrics        17,682      2009
                                                                                          Best Buy               46,355      2013
                                                                                          T.J. Maxx              30,000      2004
------------------------------------------------------------------------------------------------------------------------------------
Central Valu Center  1997      123,350       95%      95%       926,442         7.87      Rainbow Foods          66,314      2004
Columbia Heights, MN                                                                      Slumberland Clearance  24,632      2005
------------------------------------------------------------------------------------------------------------------------------------
Elk Park Center      1997      155,152      100%      98%     1,469,663         9.48      Cub Foods              60,066      2016
Elk River, MN                                                                             Office Max             23,525      2014
------------------------------------------------------------------------------------------------------------------------------------

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tenants (1)      Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    -----------------     ------    ----------
Har Mar Mall         1992     429,464        83%      83%    $3,661,372       $10.27      Marshalls              34,858      2003
Roseville, MN                                                                             Mars Music             27,697      2009
                                                                                          T.J. Maxx              25,025      2002
                                                                                          General Cinema         22,252      2001
                                                                                          General Cinema         19,950      2000
                                                                                          Barnes and Noble       44,856      2010
                                                                                          Michaels               17,907      2003
------------------------------------------------------------------------------------------------------------------------------------
Hub West             1991      78,302       100%     100%       851,292        10.86      Rainbow Foods          50,817      2012
Richfield, MN                                                                             Bally Total Fitness    26,185      2001
------------------------------------------------------------------------------------------------------------------------------------
Marketplace at 42    1999     119,467        93%      N/A     1,398,112        12.62      Rainbow Foods          56,371      2018
Savage, MN
------------------------------------------------------------------------------------------------------------------------------------
Richfield Hub        1988     136,475        95%      99%     1,252,477         9.63      Michaels               24,235      2004
Richfield, MN                                                                             Marshalls              26,785      2003
------------------------------------------------------------------------------------------------------------------------------------
Roseville Center     1997      76,686        87%      92%       737,987        11.01      Minnesota Fabrics      12,000      2004
Roseville, MN
------------------------------------------------------------------------------------------------------------------------------------
Southport Centre     1998     124,848       100%     100%     1,663,754        13.33      Frank's Nursery        18,804      2012
Apple Valley, MN                                                                          Best Buy               36,714      2009
------------------------------------------------------------------------------------------------------------------------------------
Sun Ray Shopping
  Center             1961     257,430        93%      84%     1,900,576         7.95      Bally Total Fitness    26,256      2014
St. Paul, MN                                                                              Michaels               18,127      2004
                                                                                          Petters Warehouse      20,000      2007
                                                                                          J.C. Penney            36,752      2004
                                                                                          T.J. Maxx              31,955      2007
------------------------------------------------------------------------------------------------------------------------------------
Terrace Mall         1993     135,031        88%      94%       947,477         7.99      Rainbow Foods          59,232      2013
Robbinsdale, MN                                                                           North Memorial Medical 38,198      2009
------------------------------------------------------------------------------------------------------------------------------------
Thunderbird Mall (3) 1998     256,344        96%      95%     1,355,885         5.54      Herberger's            66,582      2010
Virginia, MN                                                                              J.C. Penney            23,671      2006
                                                                                          K-Mart                 90,990      2002
------------------------------------------------------------------------------------------------------------------------------------
Westview Valu Center 1997     163,162        98%      98%     1,128,934         7.03      Cub Foods              92,646      2004
West St. Paul, MN                                                                         Burlington Coat
                                                                                            Factory              41,248      2004
------------------------------------------------------------------------------------------------------------------------------------
Westwind Plaza       1994      87,936        96%      99%       962,645        11.41      Northern Hydraulics    18,165      2002
Minnetonka, MN
------------------------------------------------------------------------------------------------------------------------------------
White Bear Hills     1993      73,095        99%     100%       589,014         8.12      Festival Foods         45,679      2011
White Bear Lake, MN
------------------------------------------------------------------------------------------------------------------------------------
Missouri
--------
Ellisville Square    1998     146,052        95%     100%     1,192,902         8.64      K-Mart                 86,479      2015
Ellisville, MO                                                                            Hockey Direct          19,693      2002
------------------------------------------------------------------------------------------------------------------------------------
Grandview Plaza      1971     294,586        89%      94%     2,338,376         8.88      Schnuck's Market       68,025      2011
Florissant, MO                                                                            Home Quarters (4)      84,611      2013
                                                                                          Office Max             30,183      2012
                                                                                          Walgreens              15,984      2008
------------------------------------------------------------------------------------------------------------------------------------

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tenants (1)      Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    -----------------     ------    ----------
Liberty Corners      1997      121,382      100%     100%      $892,815        $7.35      Price Chopper          56,000      2007
Liberty, MO
------------------------------------------------------------------------------------------------------------------------------------
Maplewood Square     1998       71,590      100%      87%       522,993         7.31      Shop'n Save            57,575      2017
Maplewood, MO
------------------------------------------------------------------------------------------------------------------------------------
Prospect Plaza       1998      186,722       44%      58%       421,669         5.65      Hobby Lobby            51,626      2014
Gladstone, MO                                                                             Westlake Hardware      22,950      2001
------------------------------------------------------------------------------------------------------------------------------------
Watts Mill Plaza     1998      161,717       85%      96%     1,287,379         9.42      Price Chopper          66,947      2006
Kansas City, MO
------------------------------------------------------------------------------------------------------------------------------------
Nebraska
--------
Bishop Heights       1998       30,163      100%      86%       171,823         5.70      Russ's IGA             16,992      2001
Lincoln, NE
------------------------------------------------------------------------------------------------------------------------------------
Cornhusker Plaza     1998       63,016      100%      96%       485,936         7.71      Hy-Vee                 34,726      2010
South Sioux City, NE
------------------------------------------------------------------------------------------------------------------------------------
Eastville Plaza      1998       68,546      100%      91%       537,214         7.84      Hy-Vee                 34,156      2006
Fremont, NE
------------------------------------------------------------------------------------------------------------------------------------
Edgewood Plaza       1998      172,429       94%      97%     1,310,481         8.08      Super Saver            73,696      2011
Lincoln, NE                                                                               Osco Drug              16,324      2000
------------------------------------------------------------------------------------------------------------------------------------
Ile de Grand         1998       82,248       99%     100%       602,264         7.41      Factory Card
                                                                                            Outlet(2)            12,000      2005
Grand Island, NE
------------------------------------------------------------------------------------------------------------------------------------
The Meadows          1998       67,840       98%      91%       493,114         7.42      Russ's IGA             50,000      2008
Lincoln, NE
------------------------------------------------------------------------------------------------------------------------------------
Miracle Hills Park   1998       69,488       89%      88%       782,521        12.65      Jo-Ann Fabrics         12,000      2003
Omaha, NE
------------------------------------------------------------------------------------------------------------------------------------
Stockyards Plaza     1998      129,309       96%      96%       928,628         7.45      Hy-Vee                 59,839      2008
Omaha, NE                                                                                 Movies 8               25,810      2015
------------------------------------------------------------------------------------------------------------------------------------
New Mexico
----------
St. Francis Plaza    1995       35,800      100%     100%       357,004         9.97      Wild Oats              20,850      2006
Santa Fe, NM
------------------------------------------------------------------------------------------------------------------------------------
Ohio
----
30th Street Plaza    1999       87,189       88%      N/A       634,487         8.65      Marc's Drugstores      31,230      2010
Canton, OH
------------------------------------------------------------------------------------------------------------------------------------
Clock Tower Plaza    1998      237,975       96%      96%     1,441,142         6.33      Clyde Evans Market     61,720      2014
Lima, OH                                                                                  Wal-Mart              110,580      2009
------------------------------------------------------------------------------------------------------------------------------------
Salem Consumer
  Square             1998      276,506       98%      99%     2,396,629         8.85      Cub Foods              62,400      2013
Trotwood, OH                                                                              Drug Emporium          25,025      2003
                                                                                          Office Depot           26,725      2005
                                                                                          Michigan Sporting
                                                                                            Goods                17,500      2004
------------------------------------------------------------------------------------------------------------------------------------

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tenants (1)      Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    -----------------     ------    ----------
South Dakota
------------
 Baken Park          1997     195,031        97%      94%    $1,199,210        $6.37      Nash Finch             48,684      2017
 Rapid City, SD                                                                           Ben Franklin           27,155      2003
                                                                                          Boyd's Drug Mart       19,200      2004
------------------------------------------------------------------------------------------------------------------------------------
 Lakewood Mall (3)   1998     238,883        94%      89%     1,705,021         7.62      Midco 5                23,600      2002
 Aberdeen, SD                                                                             Herberger's            79,646      2016
                                                                                          J.C. Penney            33,796      2010
------------------------------------------------------------------------------------------------------------------------------------
Tennessee
---------
 Williamson
   Square (5)        1996     333,333        92%      98%     2,205,171         7.20      Kroger                 63,986      2008
 Franklin, TN                                                                             Wal-Mart              117,493      2008
                                                                                          Carmike Cinemas        29,000      2008
------------------------------------------------------------------------------------------------------------------------------------
Wisconsin
---------
 Fairacres Shopping
   Center            1998      74,291        100%    100%       677,493         9.12      Pick'n Save            48,000      2012
 Oshkosh, WI
------------------------------------------------------------------------------------------------------------------------------------
 Fitchburg Ridge     1998      49,846        100%    100%       290,692         5.83      Roundy's               16,589      2000
 Fitchburg, WI
------------------------------------------------------------------------------------------------------------------------------------
 Fox River Plaza     1998     166,416        100%     99%       750,695         4.51      Pick'n Save            50,094      2006
 Burlington, WI                                                                           K-Mart                 83,552      2011
------------------------------------------------------------------------------------------------------------------------------------
 Garden Plaza        1998      80,090        95%      96%       495,693         6.54      Pick'n Save            49,564      2010
 Franklin, WI
------------------------------------------------------------------------------------------------------------------------------------
 Madison Plaza       1997     127,539        78%     100%       829,711         8.38      Supersaver Foods       68,309      2008
 Madison, WI
------------------------------------------------------------------------------------------------------------------------------------
 Mequon Pavilions    1996     211,008        98%      99%     2,404,938        11.61      Kohl's Food Store      45,697      2010
 Mequon, WI                                                                               Furniture Clearance
                                                                                            Center               19,900      2001
------------------------------------------------------------------------------------------------------------------------------------
 Moorland Square     1998      98,288       100%     100%       772,812         7.86      Pick'n Save            59,674      2010
 New Berlin, WI
------------------------------------------------------------------------------------------------------------------------------------
 Oak Creek Centre    1998      91,340        96%      95%       628,439         7.16      Sentry Food Store      50,000      2003
 Oak Creek, WI
------------------------------------------------------------------------------------------------------------------------------------
 Park Plaza          1997     109,123       100%      99%       633,737         5.81      Sentry Foods           45,000      2006
 Manitowoc, WI                                                                            Big Lots               29,063      2004
------------------------------------------------------------------------------------------------------------------------------------
 Spring Mall (6)     1997     180,188        92%      92%     1,086,037         6.55      Pick'n Save            77,150      2013
 Greenfield, WI                                                                           T.J. Maxx              32,658      2003
                                                                                          United Artists         16,000      2004
                                                                                          Walgreens              17,600      2007
------------------------------------------------------------------------------------------------------------------------------------

                                             Occupancy at                   Annualized                                      Base
                               Rentable       December 31,                  Based Rent                                      Lease
                     Year       Square      --------------   Annualized        Per                              Square    Expiration
SHOPPING CENTERS   Acquired     Feet        1999     1998    Based Rent      Leased SF    Major Tentants (1)     Feet       Date
----------------   --------   ---------     ----     ----    ----------     ----------    ------------------    ------    ----------
Taylor Heights       1998      85,072       100%     100%     $847,629         $9.96      Piggly Wiggly          35,540      2009
Sheboygan, WI
------------------------------------------------------------------------------------------------------------------------------------

(1) Major tenants are defined as tenants leasing 15,000 square feet or more of the rentable square footage with the exception of Ile de Grand, Miracle Hills Park, Parkway Pointe, and Roseville Center. In some cases, the named tenant occupies the premises as a sublessee. We view "anchor" tenants as a subset of the major tenants at each property, generally consisting of those tenants which also represent more than 15% of the property's rentable square footage.

(2) This tenant has sought protection under Chapter 11 of the U.S. Bankruptcy Code, but has not rejected the lease.

(3)  This property is held for sale at December 31, 1999.

(4) Home Quarters sought protection under Chapter 7 of the U.S. Bankruptcy Code, and vacated subsequent to year-end.

(5) This property is owned by Williamson Square Associates L.P., a joint venture of which we own a 60% interest.

(6) This property is owned by a bankruptcy remote special purpose entity that is an indirect subsidiary of Bradley. The assets of the special purpose entity, including the property, are owned by the special purpose entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. The special purpose entity has not agreed to pay, or make its assets available to pay, any claim any creditor may have against us, our affiliates, or any other person or entity. No affiliate of the special purpose entity has agreed to pay or make its assets available to pay creditors of the special purpose entity.

Tenant Mix and Leases
---------------------

As evidenced by the foregoing table, our tenant mix is diverse and well represented by supermarkets, drugstores and other consumer necessity or value-oriented retailers. Based on our past experience, we believe that such tenants tend to be stable performers in both good and bad economic times. As of December 31, 1999, 79 of our 98 shopping centers were anchored by supermarkets, most of which are leading grocery chains in their respective markets. Grocery stores comprise approximately 22% of our annualized base rent and 27% of our gross leasable area. No tenant included in the portfolio of properties on December 31, 1999, accounted for as much as 5% of total rental income in 1999. In addition to the tenants listed in the preceding table, our properties include a variety of smaller shop leases of various tenant types, including restaurants, home life styles, women's ready-to-wear, cards, books, and electronics.

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

Leases to anchor tenants tend to provide lower minimum rents per square foot than smaller shop leases. Anchor tenant leases for properties included in the portfolio at December 31, 1999, provided an average annual minimum rent of $5.79 per square foot, compared with non-anchor tenant leases which provided an average annual minimum rent of $10.35. In general, we believe that minimum rental rates for anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market rates. The payment by tenants of minimum rents that are below current market rates is offset in part by payment of percentage rents.

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1999, for the properties included in the portfolio at December 31, 1999, and the number of leases that will expire, the square feet covered by such leases and the minimum annual rent in the year of expiration under such expiring leases for the next ten years are as follows:

                                                                        Leases Expiring
                                                    --------------------------------------------------
           Year Ending           Minimum              Number                                Minimum
           December 31         Future Rents         of Leases         Square Feet         Future Rents
           -----------         ------------         ---------         -----------         ------------
              2000             $109,018,000            306             1,077,523          $ 9,891,000
              2001               99,831,000            285             1,105,062            9,337,000
              2002               88,652,000            319             1,517,533           12,016,000
              2003               77,272,000            258             1,187,795           11,041,000
              2004               65,756,000            236             1,476,128           12,366,000
              2005               56,069,000            104               910,205            6,561,000
              2006               49,568,000             68               941,480            6,097,000
              2007               44,663,000             43               634,649            4,824,000
              2008               38,820,000             41               935,796            6,944,000
              2009               31,254,000             45               719,622            5,381,000

Risk Factors
------------

General
-------

As in every business, we face risk factors that affect our business and operations. Set forth below are some of the factors that could cause the actual results of our operations or plans to differ materially from our expectations as set forth in statements in this Report or elsewhere.

Our use of third party indebtedness exposes us to the risks that may adversely
------------------------------------------------------------------------------
affect the amount of cash we have available for distributions.
--------------------------------------------------------------

We could become too highly leveraged because our organizational documents contain no limitation on debt and thereby may adversely affect our ability to make expected distributions to partners.

Our obligations for borrowed money aggregated $444.8 million at December 31, 1999, as compared to $472.4 million at December 31, 1998. Failure to pay debt obligations when due could result in Bradley losing its interest in the properties collateralizing such obligations.

Seventeen properties as of December 31, 1999 secure an aggregate of approximately $100.7 million of mortgage debt, with balloon maturities of approximately $6.0 million due in 2000, $2.7 million in 2001, $29.0 million in 2002, $6.4 million in 2003, and $35.6 million in subsequent years. The line of credit, with a balance of $144.5 million as of December 31, 1999, matures in December, 2000. We have commenced negotiations to extend and modify the line of credit. We expect to be able to extend and modify the line of credit on commercially reasonable terms, which we believe will be slightly more expensive than the terms under the existing line of credit due to competitive market pressures. At this time, we cannot definitely state what terms we will obtain, including interest rates. Additionally, $100 million of 7% unsecured Notes payable outstanding at December 31, 1999 matures in 2004, and $100 million of 7.2% unsecured Notes payable outstanding at December 31, 1999 matures in 2008. Further, $75 million of 8.875% unsecured Notes issued subsequent to year-end matures in 2006. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. There can be no assurance that we will continue to be able to repay or refinance indebtedness on commercially reasonable or any other terms.

Our organizational documents do not limit the amount of indebtedness that we may incur. If we significantly increase our leverage, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and expected distributions to our partners.

In November 1999, Bradley's Board of Directors authorized the repurchase of up to two million shares of outstanding common shares from time to time through periodic open market transactions or through privately negotiated transactions. The share repurchase program is in effect until December 31, 2000, or until the authorized limit has been reached. The Operating Partnership will effectively repurchase one GP Unit from the Company for each common share repurchased by the Company. Through December 31, 1999, we purchased 980,700 GP Units at an average price of $16.90 per unit for a total purchase price of $16.6 million, including costs, representing the equivalent number and price of common shares repurchased by the Company. These repurchases, as well as ongoing purchases subsequent to year-end, have been funded with cash from our line of credit. While we have maintained our targeted balance between total outstanding indebtedness and the value of our portfolio, we have currently funded our repurchase program with short-term debt with the expectation that these borrowings would be at least partially repaid with proceeds from asset sales. At December 31, 1999, we were holding for sale three enclosed malls with an aggregate book value of $29.9 million. These dispositions are expected to be completed during the first quarter of 2000, although there can be no assurance that any such dispositions will occur. Although we would seek to sell alternative assets in the event the sales of the malls were not completed as expected or at desired prices, we can provide no assurance that any sales prices will meet our expectations, or that any such sales will be completed. If we are unable to sell assets at favorable prices, the increase in debt could adversely affect our ability to make payments on our outstanding indebtedness and expected distributions to our partners.

Because parts of our borrowings have floating rates, a general increase in interest rates will adversely affect our net income and cash available for distribution to partners.

The unsecured line of credit bears interest at a variable rate. The balance outstanding under the line of credit at December 31, 1999, was $144.5 million; and we may increase outstanding borrowings to $250 million. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, we will need to use more of our revenue to pay the interest on our indebtedness. Any such increase in debt service requirements would leave us with less net income, funds from operations ("FFO") and cash available for distribution and may affect the amount of distributions we can make to our partners.

On March 10, 2000, Bradley Operating Limited Partnership issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%. Net proceeds were used to pay-down the outstanding balance on the line of credit, thereby reducing our exposure to increases in interest rates.

An adverse market reaction to increased indebtedness could restrict our ability to raise capital for future growth.

The foregoing risks associated with our debt obligations may also adversely affect the market price of the Company's common stock. A decrease in the market price of the Company's common stock may inhibit its and the Operating Partnership's ability to raise capital and issue equity in both the public and private markets and thereby adversely affect plans for future growth.

Failures in achieving our objectives for growth could adversely affect our
--------------------------------------------------------------------------
operating results and financial condition.
------------------------------------------

We have grown aggressively over the past few years and continue to experience moderate growth. The failure to achieve our objectives in this growth could have a material adverse effect on our operating results and financial condition. Our objectives in pursuing growth through property acquisitions include:

 .  achieving economies of scale for property operations through the management of several properties from a strategically located management office;
 .  bulk purchasing insurance and contracted services in order to reduce the level of property expenses overall;
 . maximizing the benefits from our relationships with tenants who have stores located throughout the Midwest;

 . reducing general and administrative expenses by eliminating duplicate corporate level expenses in the case of growing the portfolio through corporate merger acquisitions; and

 . lowering our overall cost of equity and debt capital, enabling us to acquire additional properties on more favorable terms.

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

Bradley Operating Limited Partnership relies on the general partner to manage
-----------------------------------------------------------------------------
its affairs and business.
-------------------------

Although substantially all of Bradley's assets are represented by its interest in Bradley Operating Limited Partnership, Bradley Operating Limited Partnership in general, and the holders of the limited partner units in particular, must rely upon Bradley as general partner to manage the affairs and business of Bradley Operating Limited Partnership.

The Partnership Agreement gives Bradley as general partner broad control over the operations and business activities of Bradley Operating Limited Partnership. In exercising its authority as general partner, Bradley is subject to the provisions of the Delaware Revised Uniform Limited Partnership Act and to general fiduciary principles of fair dealing to the limited partners as well as to any specific limitations or restrictions on its authority contained in the Partnership Agreement or in any individually negotiated agreement with a particular limited partner.

Pursuant to the Partnership Agreement, Bradley, as general partner, may, at its sole and absolute discretion, transfer its interest in Bradley Operating Limited Partnership at any time. The Partnership Agreement does not provide the limited partners or the holders of any of the Notes we have issued any voting or consent rights with respect to a transfer of the general partnership interest. Accordingly, Bradley could, without the consent of the limited partners, transfer its general partnership interest to another entity which could use the broad powers of the general partner in a manner not in the best interests of the limited partners or in a manner which would have an adverse effect on Bradley Operating Limited Partnership. Although Bradley has no intention of transferring its general partnership interest, there can be no assurance that it will not do so at some point in the future.

Among the powers that Bradley has as general partner of Bradley Operating Limited Partnership are the powers to determine whether and when to sell any particular property or properties we own, subject to any specific agreements limiting the power of sale that Bradley Operating Limited Partnership may have entered into with the contributor or contributors of any specific properties at the time that such contributor or contributors contributed their interest in the property to Bradley Operating Limited Partnership in exchange for LP Units. After the expiration of any such limiting agreement on Bradley's authority as general partner to sell a property, the property may be sold and such sale may result in the recognition of capital gains or other tax consequences to the holder or holders of LP Units that were deferred at the time of the original contribution of the properties to Bradley Operating Limited Partnership.

The factors affecting real estate investments and our ability to manage these
-----------------------------------------------------------------------------
investments may adversely affect an investment in the Company's common stock.
-----------------------------------------------------------------------------

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

We derive substantially all of our revenue from investments in real property. Real property investments are subject to varying types and degrees of risk that may adversely affect the value of our assets and our ability to generate revenues. The factors that may adversely affect our revenues, net income and cash available for distributions to partners include the following:

 .  local conditions, such as oversupply of space or a reduction in demand for real estate in an area;
 .  competition from other available space;
 .  the ability of the owner to provide adequate maintenance;
 .  insurance and variable operating costs;
 .  government regulations;
 .  changes in interest rate levels;
 .  the availability of financing;
 . potential liability due to changes in environmental and other laws; and . changes in the general economic climate.

The illiquidity of real estate as an investment limits our ability to sell properties quickly in response to market conditions.

Real estate investments are relatively illiquid and therefore cannot be purchased or sold rapidly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits the Company's ability as a REIT to make sales of properties held for fewer than four years, which may affect our ability to sell properties in response to market conditions without adversely affecting returns to partners.

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

Our properties consist predominantly of community and neighborhood shopping centers catering to retail tenants. Our performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been or could be adversely affected by:

 .  ongoing consolidation among retailing companies;
 .  weak financial condition of certain major retailers;
 . excess amount of retail space in some markets; and . increasing consumer purchases through catalogues or the Internet.

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

Since substantially all of our income has been, and is expected to continue to be, derived from rental income from retail shopping centers, our net income, FFO and cash available for distribution would be adversely affected if a significant number of tenants were unable to meet their obligations to us or if we were unable to lease, on economically favorable terms, a significant amount of space in our shopping centers. In addition, in the event of default by a tenant, we may experience delays and incur substantial costs in enforcing our rights as landlord.

At any time, a tenant of our properties may seek the protection of the bankruptcy laws, which could result in the rejection and termination of the tenant lease. Such an event could cause a reduction of net income, FFO and cash available for distribution and thus affect the amount of distributions we can make to our partners. In March 1999, Factory Card Outlet, a tenant at nine of our shopping centers which currently generates approximately 1% of our total revenue, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although we expect the tenant to affirm its leases at eight of the nine shopping centers, there can be no assurance that such tenant will affirm any of its leases with us. During September 1999, we were notified that Hechinger Co., the operator of an

85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. Hechinger Co. had previously filed for protection under Chapter 11 of the bankruptcy code in June 1999; however, the store at Grandview Plaza was not included on the initial list of store closures. As a result of the liquidation, the store closed and ceased paying rent in January 2000. This tenant contributed approximately 0.5% of our total revenue on an annual basis. While we are in preliminary discussions with several retailers to replace this vacancy, we do not expect a new lease to commence prior to the end of 2000, resulting in a decrease in rental income at this center. No assurance can be given that any present tenant which has filed for bankruptcy protection will continue making payments under its lease or that other tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will continue to make rental payments in a timely manner. In addition, a tenant may, from time to time, experience a downturn in its business, which may weaken its financial condition and result in a reduction or failure to make rental payments when due. If a lessee or sublessee defaults in its obligations to us, we may experience delays in enforcing our right as lessor or sublessor and may incur substantial costs and experience significant delays associated with protecting our investment, including costs incurred in renovating and releasing the property.

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

Our increased focus on development and redevelopment initiatives poses an increased risk, including cost overruns caused by:

 .  delays in the commencement of leases caused by adverse weather conditions during the construction period;
 . changes in the nature and scope of development or redevelopment efforts; and . market factors involved in the pricing of material and labor.

Additionally, although we seek to reduce our development risk by pre-leasing a substantial portion of new development projects to a major grocery store anchor tenant, we are subject to the risk that occupancy rates and rents anticipated at the time of development will not be achieved.

To the extent that we enter into agreements to acquire newly developed shopping centers when they are completed, or acquire newly developed shopping centers, we will be subject to risks inherent in acquiring newly constructed centers, which could carry a higher level of risk than the acquisition of existing properties with a proven performance record. The most significant risks include:

 .  the risk that funds will be expended and management time will be devoted to projects which may not come to fruition;
 .  the risk that occupancy rates and rents at a completed project will be less than anticipated; and
 . the risk that expenses at a completed development will be higher than anticipated.

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

We would experience adverse consequences if Bradley failed to qualify as a REIT.
--------------------------------------------------------------------------------

Bradley's failure to qualify as a REIT would have serious adverse financial consequences.

Under the Partnership Agreement, Bradley Operating Limited Partnership is obligated to make available to Bradley funds needed to pay Bradley's tax liabilities. If we were to operate in a manner that prevented Bradley from qualifying as a REIT, or if Bradley were to fail to qualify for any reason, a number of adverse consequences would result.

We believe that Bradley has operated in a manner that permits it to qualify as a REIT under the Internal Revenue Code for each taxable year since its formation in 1961. Qualification as a REIT, however, involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. In addition, REIT qualification involves the determination of factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of Bradley's gross income in any year must be derived from qualifying sources and it must make distributions to share owners aggregating annually at 95% of its REIT taxable income, excluding net capital gains. As a result, although we believe that Bradley is organized and operating in a manner that permits it to remain qualified as a REIT, we cannot guarantee that it will be able to continue to operate in such a manner. In addition, if Bradley is ever audited by the Internal Revenue Service with respect to any past year, the IRS may challenge its qualification as a REIT for such year. Similarly, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. We are not aware, however, of any currently pending tax legislation that would adversely affect Bardley's ability to continue to operate as a REIT.

If Bradley fails to qualify as a REIT, it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, it will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to share owners and partners because of the additional tax liability for the year or years involved. If Bradley does not qualify as a REIT, it would no longer be required to make distributions to share owners. To the extent that distributions to share owners would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax. The failure to qualify as a REIT would also constitute a default under our primary debt obligations and could significantly reduce the market value of Bradley's common stock.

We may need to borrow money to qualify Bradley as a REIT.

Our ability to make distributions to partners could be adversely affected by increased debt service obligations if we need to borrow money in order to maintain Bradley's REIT qualification. For example, differences in timing between when we receive income and when we have to pay expenses could require us to borrow money to meet the requirement that Bradley distributes to its share owners at least 95% of its net taxable income each year excluding net capital gains. The incurrence of large expenses also could cause us to need to borrow money to meet this requirement. We might need to borrow money for these purposes even if we believe that market conditions are not favorable for such borrowings and therefore we may borrow money on unfavorable terms.


ITEM 2.   PROPERTIES

The properties we owned at December 31, 1999 are described under Item 1 and in
Note 4 of the Notes to Financial Statements contained in this Report.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Bradley Operating Limited Partnership is managed by Bradley as the general partner of Bradley Operating Limited Partnership. Bradley's bylaws provide for a President, a Treasurer, a Secretary and such other officers as are elected or appointed by the Directors. The Directors of Bradley have determined that each officer of Bradley shall hold the same title as an officer of Bradley Operating Limited Partnership. The Directors have determined that the following officers are executive officers of Bradley within the meaning of Rule 3b-7 under the Securities Exchange Act:

President, Chairman, and Chief Executive Officer - Thomas P. D'Arcy, age 40, has held this position since February 1996, having served as Executive Vice President since September 1995, Senior Vice President since 1992 and Vice President since 1989. Prior to joining the Company, Mr. D'Arcy was employed by R.M. Bradley & Co., Inc. as a member of its property management and real estate brokerage departments for over eight years.

Executive Vice President - Richard L. Heuer, age 47, has held this position since late 1994. Prior to joining the Company, Mr. Heuer was employed by the Welsh Companies from September 1993, and Towle Real Estate Company from 1988, which companies were the independent property management companies that managed our Minnesota properties.

Executive Vice President of Asset Management - E. Paul Dunn, age 53, has held this position since March 1996. Prior to joining the Company, Mr. Dunn was Executive Vice President of the Welsh Companies in Minneapolis, Minnesota since 1983.

Executive Vice President, Chief Financial Officer and Treasurer - Irving E. Lingo, Jr., age 48, has held this position with the Company since September 1995. Prior to joining the Company, Mr. Lingo served as Chief Financial Officer of Lingerfelt Industrial Properties, a division of The Liberty Property Trust, from June 1993 to September 1995. Prior to June 1993, Mr. Lingo was Vice President-Finance of CSX Realty, a subsidiary of CSX Corporation, from 1991-1992.

Executive Vice President of Leasing - Steven St. Peter, age 48, has held this position since August 1996. Prior to joining the Company, Mr. St. Peter served as National Director of Real Estate for Bally Total Fitness from 1995 to 1996, Midwest Manager of Real Estate for TJX Corporation from 1993 to 1995 and Director of Leasing for H.S.S. Development from 1990 to 1993.

Senior Vice President and Secretary - Marianne Dunn, age 40, was named Senior Vice President of Bradley in September 1995, having served as Vice President of Bradley since 1993 and as Investment Manager since 1990.

Vice President of Construction - Frank J. Comber, age 59, has held this position since August 1996. Prior to joining the Company, Mr. Comber served as Vice President of Construction Services for Merchandise Mart Properties from 1989 to 1996 and First Vice President for Homart Development Company from 1973 to 1988.

None of our officers or Directors is related to any other officer or Director. No description is required with respect to any of the foregoing persons of any type of event referred to in Item 401(f) of Regulation S-K.

PART II
-------

ITEM 5.   MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the units, and units may be transferred only with the consent of the general partner as provided in the Partnership Agreement. As of December 31, 1999, the Company was the only holder of common general partner units and there were approximately 50 holders of record of common limited partnership units. To our knowledge, there have been no bids for the units, and accordingly, there is no available information with respect to the high and low quotation of the units.

The Partnership Agreement provides that Bradley Operating Limited Partnership will make priority distributions of Operating Cash Flow and Capital Cash Flow, as defined, to limited partners at the time of each distribution to holders of common stock of Bradley, in an amount per unit identical to the amount that is distributed with respect to each share of common stock of Bradley. The Partnership Agreement provides that all remaining such cash flow will be distributed to the general partner to the extent determined by the general partner. The following table sets forth the quarterly distributions paid by Bradley Operating Limited Partnership to holders of its common limited partner units with respect to each full quarterly period during the past two fiscal years.

                     1999                                                   1998
----------------------------------------------       -------------------------------------------------
                         Per Common Limited                                      Per Common Limited
     Payment                Partner Unit                   Payment                  Partner Unit
-----------------    -------------------------       ------------------     --------------------------

March 31                        $.37                   March 31                         $.35
June 30                         $.37                   June 30                          $.35
September 30                    $.37                   September 30                     $.35
December 31                     $.38                   December 31                      $.37

Recent Issue of Unregistered Securities
---------------------------------------

Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                   Years Ended December 31,
                                                               ---------------------------------------------------------------
                                                                        (Thousands of dollars, except per unit data)
                                                                   1999          1998         1997         1996        1995
                                                               ------------  ------------  -----------  ----------  ----------
Total income                                                      $154,833     $ 131,037    $  97,552    $ 78,839    $ 36,572
Total expenses                                                     109,487        97,793       73,531      60,184      27,711
                                                                  --------     ---------    ---------    --------    --------

Income before equity in earnings of partnership, net gain on
  sale of properties and extraordinary item                         45,346        33,244       24,021      18,655       8,861
Equity in earnings of partnership                                      500           586            -           -           -
Net gain on sale of properties                                           -        29,680        7,438       9,379           -
                                                                  --------     ---------    ---------    --------    --------
Income before extraordinary item and allocation to minority         45,846        63,510       31,459      28,034       8,861
  interest
Income allocated to minority interest                                  (84)         (440)        (100)        (78)          -
                                                                  --------     ---------    ---------    --------    --------
Income before extraordinary item                                    45,762        63,070       31,359      27,956       8,861
Extraordinary loss, net of minority interest                             -             -       (4,817)          -           -
                                                                  --------     ---------    ---------    --------    --------
Net income                                                          45,762        63,070       26,542      27,956       8,861
Preferred unit distributions                                       (11,791)       (2,922)           -           -           -
                                                                  --------     ---------    ---------    --------    --------

 Net income attributable to common unit holders                   $ 33,971     $  60,148    $  26,542    $ 27,956    $  8,861
                                                                  ========     =========    =========    ========    ========

Basic earnings per common unit:
  Income before extraordinary item                                $   1.34     $    2.40    $    1.39    $   1.56    $   0.90
  Extraordinary loss, net of minority interest                           -             -        (0.21)          -           -
                                                                  --------     ---------    ---------    --------    --------

  Net income                                                      $   1.34     $    2.40    $    1.18    $   1.56    $   0.90
                                                                  ========     =========    =========    ========    ========

Diluted earnings per common unit:
  Income before extraordinary item                                $   1.34     $    2.38    $    1.39    $   1.56    $   0.90
  Extraordinary loss, net of minority interest                           -             -        (0.21)          -           -
                                                                  --------     ---------    ---------    --------    --------

  Net income                                                      $   1.34     $    2.38    $    1.18    $   1.56    $   0.90
                                                                  ========     =========    =========    ========    ========

Distributions per common unit                                     $   1.49     $    1.42    $    1.34    $   1.32    $   1.32

Net cash provided by (used in):
  Operating activities                                            $ 68,675     $  55,623    $  45,412    $ 32,160    $ 13,163
  Investing activities                                            $(44,508)    $(131,820)   $(122,649)   $(16,715)   $ (9,953)
  Financing activities                                            $(20,995)    $  72,712    $  74,522    $ (8,680)   $ (2,706)

Funds from operations*                                            $ 59,400     $  52,853    $  43,195    $ 31,079    $ 15,679

Total assets at end of year                                       $996,167     $ 967,113    $ 668,791    $502,284    $180,545

Total debt at end of year                                         $444,822     $ 472,375    $ 302,710    $188,894    $ 39,394

*We compute funds from operations, or "FFO", in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts, as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred unit distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets, but do add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time.

Reference is made to "Management's Discussion and Analysis" (Item 7) for a discussion of various factors or events which materially affect the comparability of the information set forth above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
-------

We fund our operating expenses and distributions primarily from operating cash flows, although, if needed, we may also use our bank line of credit for these purposes. We fund acquisitions, developments and other capital expenditures primarily from the line of credit and, to a lesser extent, operating cash flows, as well as through the issuance of Limited Partner Units, or "LP Units." We may also acquire properties through capital contributions by the Company of proceeds from the issuance by the Company of equity securities. Additionally, we may dispose of non-core properties, reinvesting the proceeds from such dispositions into properties with better growth potential and that are more consistent with our strategic focus. In addition, we may acquire partial interests in real estate assets through participation in joint venture transactions.

We focus our investment activities on community and neighborhood shopping centers, primarily located in the midwestern United States, anchored by regional and national grocery store chains. We will continue to seek acquisition opportunities of individual properties and property portfolios and of private and public real estate entities in both primary and secondary Midwest markets where we can utilize our extensive experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. Additionally, we expect to continue to engage in development activities, both directly and through contractual relationships with independent development companies, to develop community and neighborhood shopping centers in selected Midwest markets where we anticipate that value can be created from new developments more effectively than from acquisitions of existing shopping center properties. We would also consider investment opportunities in markets beyond the Midwest in the event such opportunities were on a scale that enabled us to actively manage, lease, develop and redevelop shopping centers consistent with our focus that create favorable investment returns and increase value to our partners.

We consider our liquidity and ability to generate cash from operating and from financing activities to be sufficient to meet our operating expenses, development costs, debt service and distribution requirements for at least a year. Despite a current difficult capital markets environment for REITs, we also believe we have sufficient liquidity and flexibility to be able to fund the Company's recently announced common share repurchase program (whereby we will repurchase an equivalent number of common GP Units from the Company for the same price) while continuing to take advantage of favorable acquisition and development opportunities during the year. However, the utilization of available liquidity for such opportunities will be carefully calibrated to changing market conditions.

As of December 31, 1999, our financial liquidity was provided by $4.4 million in cash and cash equivalents and by the unused balance on our bank line of credit of $105.5 million. Additionally, as of December 31, 1999, we were holding for sale three properties with an aggregate book value of $29.9 million. We expect to complete the sales of these properties during the first quarter of 2000, although we can give no assurance that any such sales will occur. Proceeds received from a sale of any such properties would provide us with additional liquidity. In addition, the Company has an effective "shelf" registration statement under which it may issue up to $201.4 million in equity securities, making such capital available to the Operating Partnership. Additionally, the Operating Partnership has a "shelf" registration statement under which it may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and the Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

Subsequent to year-end, we purchased two additional shopping centers located in Kansas and Missouri, aggregating approximately 360,000 square feet of leasable area for a total purchase price of approximately $19.1 million. The shopping centers were acquired with cash provided by the line of credit. Also subsequent to year-end, we issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%, using the proceeds to pay-down the outstanding balance on the line of credit.

Mortgage debt outstanding at December 31, 1999 consisted of fixed-rate notes totaling $100.7 million with a weighted average interest rate of 7.51% maturing at various dates through 2016. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt in 2000 total $7.7 million, including a $6.0 million maturity in February. We expect to fund short-term liquidity requirements, including the mortgage debt maturity in February, with operating cash flows and the line of credit. In addition, we have commenced negotiations to extend and modify the line of credit, which expires in December 2000. We expect to be able to extend and modify the line of credit on commercially reasonable terms, which we believe will be slightly more expensive than the terms under the existing line of credit due to competitive market pressures. At this time, we cannot definitely state what terms we will obtain, including interest rates. During the fourth quarter of 1999, the weighted average interest rate on the line of credit was 6.8%. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. While we currently expect to fund long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities, contributions from the Company of proceeds from the issuance of equity securities and with borrowings under the bank line of credit, there can be no assurance that we will be able to repay or refinance our indebtedness on commercially reasonable or any other terms.

Operating Activities

Net cash flows provided by operating activities increased to $68,675,000 during 1999 from $55,623,000 in 1998, and $45,412,000 in 1997. These increases were due primarily to the growth of our portfolio.

Funds from operations, or "FFO," increased $6,547,000 or 12.4% from $52,853,000 in 1998 to $59,400,000 in 1999. FFO increased by $9,658,000 or 22.4% during
1998, from $43,195,000 in 1997. We generally consider FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles ("GAAP") which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred unit distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets, but do add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. In November 1999, NAREIT issued a National Policy Bulletin clarifying that FFO should include both recurring and non-recurring operating results, except gains and losses from sales of depreciable operating property and those results defined as "extraordinary items" under GAAP. This clarification, including restatements of comparative periods, is effective January 1, 2000. During 1997, in computing FFO we added back to net income $3,415,000 of non-recurring stock-based compensation which, upon adoption January 1, 2000, will not be added back to net income when presented under the guidelines of the National Policy Bulletin. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper and National Policy Bulletin only provide guidelines for computing FFO, the computation of FFO may vary from one REIT or its operating partnership to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows used in investing activities decreased to $44,508,000 during 1999, from $131,820,000 in 1998 and $122,649,000 in 1997.

During 1999, we completed the acquisitions of four shopping centers located in Michigan, Ohio and two in Minnesota, aggregating 484,000 square feet for an aggregate purchase price of approximately $36,859,000, invested approximately $11,330,000 in four redevelopment initiatives, and sold three properties aggregating 434,000 square feet for an aggregate net sales price of $16,899,000. During this period, we also acquired the 50% non-owned portion of two shopping centers held by our joint venture acquired in connection with the merger acquisition of Mid-America on August 6, 1998, for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000, including the assumption of a $3,100,000 note receivable, which was collected in the fourth quarter of 1999. Cash distributions received from the joint venture during 1999 amounted to $3,968,000.

The Company completed the merger acquisition of Mid-America through the issuance of approximately 3.5 million shares of a newly created 8.4% Series A Convertible Preferred Stock, the assumption of Mid-America's liabilities, including approximately $66 million of debt, of which $28 million was prepaid at closing, and the payment of certain transaction costs, making the purchase price approximately $159 million. The merger was structured as a tax-free transaction, and was accounted for using the purchase method of accounting. Upon completion of the merger, the Company acquired Mid-America's 22 retail properties aggregating approximately 2.7 million square feet located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in a joint venture which owned two neighborhood shopping centers and one enclosed mall. Concurrently with the Merger, the Company contributed title to 15 of the properties it acquired from Mid-America and its 50% general partner interest in the joint venture to the Operating Partnership in exchange for 3.5 million Preferred Units with substantially similar economic rights as the Series A Preferred Stock. The Company holds title to the remaining seven properties acquired from Mid-America and any proceeds therefrom for the benefit of the Operating Partnership. As a consequence, the Operating Partnership effectively acquired all of the business and assets (subject to the liabilities) of Mid-America.

During 1998, in addition to the properties acquired in connection with the Mid-America merger, we completed the acquisitions of 22 shopping centers located in Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Ohio and Wisconsin aggregating 3.0 million square feet for a total purchase price of approximately $202.8 million. Also, during 1998, we completed the sales of a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago for a net sales price of approximately $82.1 million, and a 46,000 square-foot shopping center located in Iowa for a net sales price of approximately $1.9 million.

Financing Activities

Net cash flows from financing activities decreased to a use of cash of $20,995,000 in 1999 from a source of cash of $72,712,000 in 1998 and $74,522,000 in 1997. Distributions to common and preferred unit holders were $50,230,000 in 1999, $40,027,000 in 1998, and $31,089,000 in 1997.

We funded the acquisitions of four shopping centers during 1999, and the capital expenditures incurred for our redevelopment initiatives, with cash provided by our line of credit. We used the net proceeds from the sales of three properties during 1999 to pay-down the outstanding balance on the line of credit. In addition to the properties acquired in connection with the Mid-America merger, 18 of the 22 shopping centers acquired in 1998 were acquired with cash provided by the line of credit, three shopping centers were acquired with cash provided by the line of credit and the assumption of an aggregate of $25,753,000 in non-recourse mortgage indebtedness, and one shopping center was acquired for cash provided by the line of credit and the issuance of 62,436 LP Units valued at $1,300,000.

While the capital markets for REITs have remained challenging, during February 1999, we took advantage of an opportunity to replace $50 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units. We took advantage of a similar opportunity during September 1999, replacing $25 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units. Net proceeds from the issuances were approximately $73,444,000. Although the spreads between the interest rate currently available under the line of credit facility and the rates associated with the Series B and C Preferred Units are dilutive to earnings in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our existing core portfolio.

In December 1997, we entered into a $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston. In November 1998, we amended the line of credit facility, increasing the maximum capacity to $250 million. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $150 million, a competitive bid rate solicited from the syndicate of banks. Based on our current credit rating assigned by Standard & Poor's Investment Services and Moody's Investors Service, the current interest rate is 1.00% over LIBOR. Additionally, we pay a facility fee currently equal to $375,000 per annum. In the event either Standard & Poor's or Moody's downgrade our credit ratings, the facility fee would increase to $625,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. During 1999, Standard & Poor's affirmed our "BBB-" rating and raised its rating outlook from stable to positive. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. In 1997, we incurred an extraordinary loss on the prepayment of debt of $605,000 in connection with replacing the previous line of credit.

In May 1998, we filed a "shelf" registration under which we may issue up to $400 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration gives us the flexibility to issue additional debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable. During September 1998, we implemented a Medium-Term Note Program providing us with the added flexibility of issuing Medium-Term Notes due nine months or more from the date of issue in small amounts in an aggregate principal amount of up to $150 million from time to time using the debt "shelf" registration in an efficient and expeditious manner. However, due to costs of maintaining the program and its unlikely utilization due to an unfavorable market for medium-term notes, we indefinitely suspended the program in the fourth quarter of 1999, resulting in a charge to general and administrative expense of $166,000 for costs incurred to establish the Medium-Term Note Program.

In January 1998, we issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. The issue was rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit which had been increased throughout 1997 primarily for the acquisitions of additional shopping centers. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,758,000. The effective interest rate on the unsecured Notes is approximately 7.61%.

In November 1997, we issued $100 million, 7% seven-year unsecured Notes maturing November 15, 2004, which were rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. We utilized the proceeds to prepay a $100 million, 7.23% mortgage note that had been issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes. The REMIC Note was secured by six properties and was originally scheduled to expire in September 2000. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,212,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended our weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,846,000. The effective interest rate on the unsecured Notes is approximately 7.19%.

In 1997, the Company filed a "shelf" registration statement under which it could issue up to $234.4 million of equity securities through underwriters or in privately negotiated transactions from time to time. On December 1, 1997, the Company completed an offering of 990,000 shares of common stock from the "shelf" registration at a price to the public of $20.375 per share. Net proceeds from the offering of $19.2 million were contributed to the Operating Partnership and were used to reduce outstanding indebtedness under the line of credit. The Company completed an additional offering of 300,000 shares of common stock on December 10, 1997 at a price to the public of $20.50 per share. Net proceeds from the offering of $5.7 million were contributed to the Operating Partnership and were used to reduce outstanding indebtedness under the line of credit. In February 1998, the Company issued 392,638 shares of common stock from the "shelf" registration at a price based upon the then market value of $20.375 per share. Net proceeds from the offering of approximately $7.6 million were contributed to the Operating Partnership and were used to reduce outstanding borrowings under the line of credit.

Capital Strategy

We continue to identify favorable acquisition, development, and redevelopment opportunities from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. We have expanded our internal development capabilities to take advantage of these higher yielding investment opportunities, which we expect to result in part from our existing relations with the dominant grocery store operators in our Midwest markets. During 1999, we continued the redevelopment of Prospect Plaza, located in Gladstone, Missouri, acquired in December 1998, and of Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio, both of which were acquired during the second quarter of 1999. The redevelopment of Prospect Plaza is expected to be complete in early 2000, with the redevelopments of Cherry Hill Marketplace and 30th Street Plaza expected to be substantially completed during the middle part of 2000. We also commenced the redevelopment of the Commons of Chicago Ridge, a shopping center in our existing core portfolio located in metropolitan Chicago, breaking ground on a new 111,000 square-foot Home Depot in the fourth quarter. These projects represent the types of selective redevelopment investment opportunities on which we plan to focus. The redevelopments will represent an incremental investment of approximately $32 million, and are expected to generate high returns on invested capital while adding substantial long-term value to the centers. We also continue to establish a modest pipeline of development opportunities and potential shopping center acquisitions where we can use our redevelopment experience to create similar enhanced returns.

In November 1999, the Company's Board of Directors authorized the repurchase of up to two million shares of outstanding common shares from time to time through periodic open market transactions or through privately negotiated transactions. The Operating Partnership will effectively repurchase one GP Unit from the Company for each common share repurchased by the Company. The share repurchase program is in effect until December 31, 2000, or until the authorized limit has been reached. Through December 31, 1999, we repurchased 980,700 GP Units at an average price of $16.90 per unit for a total purchase price of $16,611,000, including costs, representing the equivalent number and price of common shares repurchased by the Company. The objective of the share repurchase program is to capitalize on current market conditions in which the value of our underlying real estate is more highly valued in the private property markets than in the public equity markets. We expect to finance the acquisition, development, and redevelopment opportunities, as well as the repurchase program, with a combination of proceeds from the sale of non-core assets, retained cash, and possible joint ventures.

Year 2000 Issues

The statements under this caption include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Many existing computer software programs and operating systems were designed such that the year 1999 was the maximum date that they would be able to process accurately. The failure of our computer software programs and operating systems to process the change in calendar year from 1999 to 2000 had the potential to result in system malfunctions or failures. In the conduct of our operations, we rely on equipment manufacturers and commercial computer software primarily provided by independent software vendors. In anticipation of potential system malfunctions or failures we undertook an assessment of our vulnerability to the so-called "Year 2000 issue" with respect to our own equipment and computer systems, and with respect to tenants, suppliers, and other parties with whom we conduct a substantial amount of business. We developed a program in order to achieve Year 2000 readiness, which included the following:

 .  Awareness - Education involving all levels of Bradley personnel regarding
   Year 2000 implications.

 . Inventory - Creating a checklist and conducting surveys to identify Year 2000 compliance issues in all systems, including both mechanical and information systems. The surveys were also designed to identify critical outside parties such as banks, tenants, suppliers and other parties with whom we conduct a significant amount of business, for purposes of determining potential exposure in the event such parties would not be Year 2000 compliant.

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

Based on the results of our program, we installed and tested upgraded software provided by software vendors to help prevent system malfunctions or failures of our information technology systems. In addition, we tested software and equipment with embedded technology such as micro-controllers which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. We completed an inventory of the tenants, suppliers and other parties with whom we conduct a significant amount of business and conducted surveys of such parties to identify the potential exposure in the event that they would not be Year 2000 ready in a timely manner. Based on the results of our testing and surveys, we were not aware of any Year 2000 issues that would have a meaningful impact on our business. We incurred less than $50,000 to bring our information technology systems and non-information technology systems Year 2000 ready, and to evaluate the readiness of tenants, suppliers and other parties with whom we conduct a significant amount of business.

Since the change in the calendar from 1999 to 2000, we have not experienced any malfunctions or failures of our information technology systems, or of our equipment with embedded technology. To-date, we are not aware of any party with whom we conduct a significant amount of business that has experienced a material Year 2000 readiness issue affecting their ability to operate their business or raise adequate revenue to meet their contractual obligations to us. Although we are prepared to commit the necessary resources to enforce our contractual rights in the event any third parties with whom we conduct business encounter Year 2000 issues, we do not expect to incur any additional amounts to continue to monitor and prevent Year 2000 malfunctions and failures because we do not expect to encounter any material Year 2000 issues. However, we will continue to monitor any potential Year 2000 issues that develop, and will adopt contingency plans accordingly to mitigate any impact on the operation of our business.

RESULTS OF OPERATIONS
---------------------

1999 Compared to 1998
---------------------

Throughout 1998, we acquired 44 shopping centers and a 50% interest in a joint venture that owned two neighborhood shopping centers and one enclosed mall for an aggregate cost of approximately $362 million. Of these acquisitions, we acquired 22 of the shopping centers and the joint venture interest in connection with the merger acquisition of Mid-America in August 1998. Under the purchase method of accounting, the results of operations of Mid-America have been included in the consolidated financial statements from the date of acquisition. During 1998, we also completed the sales of two properties that did not meet our strategic focus for an aggregate net sales price of $84 million, resulting in a net gain of $29,680,000.

Throughout 1999, we completed the acquisitions of four shopping centers for an aggregate purchase price of $36.9 million, and sold three properties for an aggregate gross sales price of $17.3 million. During 1999, we also acquired the 50% non-owned portion of the two shopping centers held by the joint venture acquired in connection with the merger acquisition of Mid-America. As a result, these two shopping centers are consolidated for financial reporting purposes.

Differences in results of operations between 1999 and 1998 were driven largely by the acquisition and disposition activity. Income before the net gain on sale of properties, income allocated to minority interest, and preferred unit distributions increased $12,016,000, or 36%, from $33,830,000 to $45,846,000.
Preferred unit distributions on the Series A Preferred Units issued to the Company in connection with the merger acquisition of Mid-America amounted to $7,304,000 in 1999 and $2,922,000 for the partial year outstanding in 1998. Preferred unit distributions on the newly issued Series B and C Preferred Units were $4,487,000 in 1999. Net income attributable to common unit holders decreased $26,177,000 from $60,148,000 in 1998 to $33,971,000 in 1999, largely reflecting the significant gain recognized on the sale of One North State. Basic net income per common unit decreased $1.06 per unit from $2.40 per unit in 1998 to $1.34 per unit in 1999. The computation of diluted net income per common unit resulted in a $0.02 reduction in basic net income per common unit for 1998, from $2.40 per unit to $2.38 per unit, but had no effect on basic net income per common unit for 1999.

Results of operations for properties consolidated for financial reporting purposes and held throughout both 1999 and 1998 included 51 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 1998 through December 31, 1999 included 52 properties. As of December 31, 1999, we owned 98 shopping centers.

Property Specific Revenue and Expenses (in thousands of dollars)

                                                                                               Properties
                                                                               Acquisitions/    held both
                                                 1999      1998    Difference  dispositions       years
                                               --------  --------  ----------  -------------  ------------
Rental income                                  $151,950  $128,444     $23,506       $19,483       $ 4,023
Operations, maintenance and management         $ 22,971  $ 18,915     $ 4,056       $ 3,297       $   759
Real estate taxes                              $ 22,859  $ 21,713     $ 1,146       $ 1,261       $  (115)
Depreciation and amortization                  $ 26,456  $ 22,974     $ 3,482       $ 3,341       $   141

Results attributable to acquisition and disposition activities

Rental income increased from $128,444,000 in 1998 to $151,950,000 in 1999, an increase of $23,506,000. Approximately $27,969,000 of the increase was attributable to our acquisition activities, including $11,984,000 for properties acquired in the merger acquisition of Mid-America, partially offset by $8,486,000 attributable to disposition activities, primarily One North State.

Operations, maintenance and management expense increased from $18,915,000 in 1998 to $22,971,000 in 1999, an increase of $4,056,000. Approximately $3,297,000 of the net increase was attributable to acquisition and disposition activities, including $2,128,000 for properties acquired in the merger.

Real estate taxes increased from $21,713,000 in 1998 to $22,859,000, an increase of $1,146,000. Real estate taxes incurred for properties acquired during both years, net of real estate taxes eliminated for properties sold, of approximately $1,261,000 accounted for substantially all of the increase, as real estate taxes for properties held both years decreased $115,000, or 0.7% from 1998 to 1999.

Depreciation and amortization increased from $22,974,000 in 1998 to $26,456,000 in 1999, an increase of $3,482,000. Approximately $3,341,000 of the net increase was attributable to acquisition and disposition activities, while approximately $141,000 was attributable to properties held both years.

Results for properties fully operating throughout both years

Several factors affected the comparability of results for properties fully operating throughout both years. Winter storms in the Midwest occurring during the first quarter of 1999 resulted in an increase in the level of snow removal expense for the year of approximately $584,000 compared with 1998. This increase in operations, maintenance and management expense was mitigated by the recoverability of such expenses through operating expense reimbursements, which were $472,000 higher during 1999 compared with 1998. Additionally, two large tenants, Montgomery Ward at Heritage Square, and HomePlace at Har Mar Mall, vacated their respective stores during 1998 after declaring bankruptcy in July 1997 and January 1998, respectively. Rental income decreased from 1998 at these two shopping centers by $383,000 and $194,000, respectively. We are currently in negotiations with a grocery anchor to replace the space vacated by HomePlace. However, we can give no assurance that this lease will come to fruition or, if so, as to the terms of any such lease. At Heritage Square, a 62,000 square-foot lease with Carson Pirie Scott commenced in the third quarter of 1999, which replaces approximately one half the space previously occupied by Montgomery Ward. During the third quarter of 1999, we signed a 47,000 square-foot lease with HomeLife to occupy the remaining vacancy of the former Montgomery Ward space. This lease is expected to commence during the middle part of 2000, which is expected to contribute to increases in rental income at this property.

Finally, our company, as well as most other real estate companies, was affected by a consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the accounting for percentage rents. On May 22, 1998, the EITF reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998, and was reaffirmed by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission in December 1999. Previously, we recognized percentage rental income each period based on reasonable estimates of tenant sales. Because we stopped accruing percentage rents upon the adoption of EITF 98-9 in 1998, certain percentage rents that would have been recognized during the second half of 1998 under the previous method of accounting were deferred and recognized as percentage rental income in 1999. Looking forward, because the majority of our retail tenant leases have sales years ending in December or January, a substantial portion of percentage rental income from such leases is expected to be recognized in the first quarter, once it is determined that specified sales targets have been achieved. Percentage rental income for properties held throughout both years increased by $718,000. Approximately one half of this increase is attributable to the implementation of EITF 98-9, while the remaining increase is primarily attributable to strong retail sales.

In addition to the changes in rental income described above, rental income increased $409,000 at Rollins Crossing and $288,000 at Burning Tree Plaza, due to a 71,000 square-foot lease with Regal Cinema at Rollins Crossing and a 24,000 square-foot lease with Dunham's Athleisure at Burning Tree Plaza, both commencing in the fourth quarter of 1998. Rental income increased $313,000 at High Point Centre, due to the commencement of a 36,000 square-foot lease with Babies `R Us during the first quarter of 1999. Rental income increased $511,000 at Commons of Crystal Lake due to the commencement of a 28,000 square-foot lease with Marshalls commencing in the second quarter of 1999 and a 30,000 square-foot lease with Toys `R Us commencing in the third quarter of 1999. Rental income increased $478,000 at Village Shopping Center due to an increase in occupancy during the second half of 1998 and due to an increase in tax reimbursements from 1998 to 1999. The increase in tax reimbursements primarily resulted from the negotiation of tax abatements for several years received in 1998, contributing to an increase in real estate taxes of $337,000 from the prior year. Rental income increased at Crossroads Centre by $371,000 and $506,000 at Terrace Mall due to the receipt of termination fees from Walgreens at Crossroads Centre and a vacant theater at Terrace Mall. Rental income increased $239,000 at Sun Ray Shopping Center due to the commencement of a 26,000 square-foot lease with Bally Total Fitness commencing during the third quarter of 1999 and due to an increase in tax reimbursements primarily resulting from a tax abatement received in the first quarter of 1998, contributing to an increase in real estate taxes of $105,000 from 1998 to 1999. Rental income increased at Speedway Super Center by $651,000 due to the receipt of a termination fee from PetsMart in the second quarter of 1999 and due to the commencement of several new leases.

During September 1999, we were notified that Hechinger Co., the operator of an 85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. Hechinger Co. had previously filed for protection under Chapter 11 of the bankruptcy code in June 1999; however, the store at Grandview Plaza was not included on the initial list of store closures. As a result of the liquidation, the store closed and ceased paying rent in January 2000. This tenant contributed approximately $850,000 in total rental income on an annual basis, which we believe is at or slightly above current market rates. While we are in preliminary discussions with several retailers to replace this vacancy, we do not expect a new lease to commence prior to the end of 2000, resulting in a decrease in rental income at this center.

Non-Property Specific Revenue and Expenses

Other income increased from $2,593,000 in 1998 to $2,883,000 in 1999. Other income contains both property specific and non-property specific income; however, the increase is mostly attributable to income generated from properties acquired during 1998, mainly from three enclosed malls acquired in connection with the merger acquisition of Mid-America, partially offset by a reduction in other income of $154,000 at Grandview Plaza for insurance proceeds in excess of the net book value of assets destroyed and costs incurred for a fire at Grandview Plaza in 1997 received and recognized in the first quarter of 1998. The three enclosed malls are currently held for sale and, if sold, will not contribute to other income in the future.

Mortgage and other interest expense increased from $27,681,000 in 1998 to $29,404,000 in 1999. Mortgage debt of $37,933,000 assumed in connection with the merger acquisition of Mid-America, as well as $25,753,000 in mortgage indebtedness assumed upon the acquisitions of three additional shopping centers during 1998, partially offset by the repayment in the third quarter of 1998 of mortgage notes secured by Richfield Hub and Hub West aggregating $10 million, contributed to an increase in interest expense of $2,088,000 from 1998. A lower weighted average interest rate on the line of credit in 1999 compared with 1998, resulted in a decrease in interest expense of $868,000. Additionally, our increased focus on development and redevelopment initiatives which have been funded with the line of credit has resulted in a higher amount of interest capitalized during 1999 compared with 1998. On January 28, 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit, which had been increased throughout 1997 primarily to fund acquisition activity. Interest incurred on these unsecured Notes, and on $100 million, 7.0% seven-year unsecured Notes issued in 1997, amounted to $14,232,000 in 1998 compared with $14,806,000 for the full year in 1999, an increase of $574,000.

General and administrative expense increased from $6,510,000 in 1998 to $7,797,000 in 1999. The increase is primarily the result of our growth, primarily throughout 1998, including full year increases in salaries for additional personnel and franchise taxes and related fees for a larger equity base and expanded geographic market. During 1999, due to the costs of maintaining our Medium-Term Note program and its unlikely utilization due to a softening of the market for medium-term notes, we indefinitely suspended the program, resulting in a charge to general and administrative expense of $166,000 for costs incurred to establish the program. Further, the increased focus on acquisition and development activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions and developments that are not consummated. During 1999, the capital markets for REITs remained challenging, resulting in an increase in our total cost of capital.

Property values also remained competitively priced and consequently, we have been more selective in evaluating investment opportunities and in utilizing our capital resources. Although this has resulted in an increase in charges to general and administrative expense of approximately $200,000 for feasibility expenses compared with 1998, we believe protecting our liquidity is paramount to investing in opportunities that do not add long-term value for our partners.

1998 Compared to 1997
---------------------

Net income attributable to common unit holders for 1998 totaled $60,148,000 compared with $26,542,000 for the prior year. Net income for 1998 included a net gain of $29,680,000 on the sale of two of our non-core properties. Net income for 1997 included a net gain of $7,438,000 on the sale of four non-core properties over the course of the year, a non-recurring charge of $3,415,000 for certain stock-based compensation, and an extraordinary charge of $4,817,000 for costs incurred in connection with the prepayment of the REMIC Note and the write-off of costs associated with our former line of credit. Income before the net gain on sale of properties, extraordinary item and before income allocated to minority interest and preferred unit distributions increased from $24,021,000 to $33,830,000, or 41%. Distributions on the newly created Series A Preferred Units issued to the Company in connection with the merger acquisition of Mid-America, amounted to $2,922,000 for the period August 6, 1998 through December 31, 1998. Basic net income per common unit increased from $1.18 per unit in 1997 to $2.40 per unit in 1998. The computation of diluted net income per common unit resulted in a $0.02 per unit reduction in basic net income per common unit from $2.40 to $2.38 for 1998, but had no effect on basic net income per common unit for 1997.

Upon completion of the merger acquisition of Mid-America on August 6, 1998, we acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owns two neighborhood shopping centers and one enclosed mall. Under the purchase method of accounting, the results of operations of Mid-America have been included in the consolidated financial statements from the date of acquisition.

During 1998, in addition to the properties acquired in connection with the Merger, we acquired 22 shopping centers for a total purchase price of approximately $202.8 million, and sold two non-core properties. During 1997, we acquired 25 shopping centers at an aggregate cost of approximately $189.3 million and sold four non-core properties. Results of operations for properties consolidated for financial reporting purposes and held throughout both 1998 and 1997 included 29 properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 1997 through December 31, 1998 included 72 properties. As of December 31, 1998, we owned 95 shopping centers consolidated for financial reporting purposes.

Property Specific Revenue and Expenses (in thousands of dollars)

                                                                                             Properties
                                                                              Acquisitions/   held both
                                                 1998     1997    Difference  dispositions      years
                                               --------  -------  ----------  -------------  -----------
Rental income                                  $128,444  $96,115    $32,329       $33,088       $ (759)
Other property income                          $  2,051  $   701    $ 1,350       $   985       $  365
Operations, maintenance and management         $ 18,915  $14,012    $ 4,903       $ 4,376       $  527
Real estate taxes                              $ 21,713  $18,398    $ 3,315       $ 3,411       $  (96)
Depreciation and amortization                  $ 22,974  $16,606    $ 6,368       $ 4,249       $2,119

Results attributable to acquisition and disposition activities

Rental income increased from $96,115,000 in 1997 to $128,444,000 in 1998, an increase of $32,329,000. Approximately $42,294,000 of the increase was attributable to our acquisition activities, including $9,597,000 for properties acquired in the merger acquisition of Mid-America partially offset by $9,206,000 attributable to disposition activities, primarily One North State.

Other property income increased from $701,000 in 1997 to $2,051,000 in 1998, an increase of $1,350,000. Since almost no other property income was generated from properties that were sold, substantially all of the $985,000 increase for acquisitions and dispositions was attributable to our acquisition activities. Approximately $413,000 of other property income was generated from properties acquired in the merger, most of which is attributable to other property income at four enclosed malls. Approximately $365,000 of the increase in other property income was attributable to properties held both years.

Operations, maintenance and management expense increased from $14,012,000 in 1997 to $18,915,000 in 1998, an increase of $4,903,000. Approximately $4,376,000 of the net increase was attributable to our acquisition and disposition activities, including $1,699,000 for properties acquired in the merger.

Real estate taxes increased from $18,398,000 in 1997 to $21,713,000 in 1998, an increase of $3,315,000. Real estate taxes incurred for properties acquired during both years, net of real estate taxes eliminated for properties sold, of approximately $3,411,000 accounted for substantially all of the increase.

Depreciation and amortization increased from $16,606,000 in 1997 to $22,974,000 in 1998, an increase of $6,368,000. Approximately $4,249,000 of the net increase was attributable to our acquisition and disposition activities, while approximately $2,119,000 was attributable to properties held both years.

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

Including the reduction for percentage rental income of $595,000, total rental income for properties held throughout both years decreased $759,000, or approximately 1%. Decreases in rental income of $755,000 at Heritage Square, $543,000 at Sun Ray Shopping Center, $386,000 at High Point Centre, and $226,000 at Har Mar Mall were partially offset by increases of $485,000 at Westview Center and $359,000 at Grandview Plaza. The decrease at Heritage Square was caused by an expected vacancy of Montgomery Ward in the first quarter of 1998, following the tenant's declaration of bankruptcy in 1997. A 62,000 square-foot lease with Carson Pirie Scott has been signed, which commenced in the second half of 1999, to replace approximately one half the space previously occupied by Montgomery Ward. The decrease at Sun Ray Shopping Center was primarily due to a $172,500 termination payment received in the second quarter of 1997 combined with a reduction in real estate tax recoveries of $358,000 resulting from the negotiation of real estate tax reductions of $450,000 for the prior year. The decrease in rental income at High Point Centre was due to the termination of a lease with T.J. Maxx in the second quarter of 1998, resulting from the consolidation of T.J. Maxx and Marshalls stores. The reduction in rental income at Har Mar Mall primarily resulted from the vacancy of HomePlace in the third quarter of 1998, after this tenant declared bankruptcy in January 1998. Except for the significant vacancy of HomePlace, however, leasing activity was strong at this property. Increases in real estate tax recoveries at Westview Center resulted from an increase in real estate taxes of $318,000 due to the negotiation of tax reductions at this center in the prior year. The increase in rental income at Westview Center is also attributable to a 60,000 square-foot lease with Waccamaw Pottery commencing in the fourth quarter of 1997. The increase in rental income at Grandview Plaza was primarily due to the commencement of a 30,000 square-foot lease with OfficeMax in the fourth quarter of 1997.

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

General and administrative expense increased from $4,538,000 in 1997 to $6,510,000 in 1998. The increase is primarily a result of our growth, including increases in salaries for additional personnel and franchise taxes and related fees for a larger equity base and expanded geographic market. Further, the increased focus on acquisition activity involves costs incurred in the evaluation process which are non-recoverable and charged to general and administrative expense in the case of acquisitions that are not consummated. During 1998, several potential property acquisitions were abandoned as a result of a softening in the equity capital markets and general decrease in liquidity in the debt capital markets, as we decided to reevaluate the utilization of capital resources and protect our liquidity, resulting in a charge to general and administrative expense of approximately $300,000. Additionally, we had historically capitalized portions of salaries of certain internal personnel dedicated to the acquisition of properties on a successful efforts basis allocated to completed acquisitions. On March 19, 1998, the EITF reached a consensus under Issue No. 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, that internal costs of identifying and acquiring operating properties should be expensed as incurred. The pronouncement was effective March 19, 1998.

During 1997, we incurred an extraordinary loss on the prepayment of debt of $605,000 in connection with replacing the previous line of credit, and incurred an extraordinary loss on the prepayment of debt of $4,212,000 (net of the minority interest portion), consisting primarily of a prepayment yield maintenance fee, in connection with the prepayment of the REMIC Note.

During 1997, after working with an independent compensation consultant, the Board of Directors terminated the Company's Superior Performance Incentive Plan and substituted an award of approximately 115,000 shares of the Company's common stock to certain senior executives, plus a cash amount to reimburse the executives for taxes resulting from such award. As a result, a non-recurring charge of $3,415,000 was included in the 1997 financial statements.

New Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our line of credit used to maintain liquidity and fund capital expenditures and expand our real estate investment portfolio. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. As of December 31, 1999, long-term debt consisted of fixed-rate secured mortgage indebtedness, fixed-rate unsecured Notes, and a variable rate line of credit facility. The average interest rate on the $100.7 million of secured mortgage indebtedness outstanding at December 31, 1999 was 7.51%, with maturities at various dates through 2016. The unsecured Notes with an outstanding balance of $199.6 million at December 31, 1999, consist of $100 million, 7% seven-year unsecured Notes maturing November 15, 2004 with an effective rate of 7.19%, and $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008 with an effective rate of 7.61%. The weighted average interest rate on the line of credit at December 31, 1999 was 7.62%. The line of credit, with an outstanding balance at December 31, 1999 of $144.5 million, matures December 2000. The carrying value of the line of credit at December 31, 1999 approximates its fair value.

The scheduled principal payments of all debt consists of the following at December 31, 1999:

                                  Mortgage Debt               Unsecured Notes            Line of Credit                Total
                             -----------------------       ---------------------       ------------------       -------------------
2000                                     $ 7,711,000                $          -             $144,500,000              $152,211,000
2001                                       4,630,000                           -                        -                 4,630,000
2002                                      30,690,000                           -                        -                30,690,000
2003                                       7,879,000                           -                        -                 7,879,000
2004                                       5,015,000                 100,000,000                        -               105,015,000
Thereafter                                40,783,000                 100,000,000                        -               140,783,000
                                         -----------                ------------             ------------              ------------
                                         $96,708,000                $200,000,000             $144,500,000              $441,208,000
                                         ===========                ============             ============              ============

As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

See the Index to Financial Statements and Schedule later in this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable.

                                   PART III
                                   --------

Note: Bradley Real Estate is the sole general partner of Bradley Operating Limited Partnership. Information with respect to the directors and officers of the general partner is contained in various portions of Bradley Real Estate's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein (as set forth below) pursuant to the provisions of General Instruction G(1) to Form S-K and Rule 12b-23.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this Item 10 is hereby incorporated by reference to the text appearing under Part I, Item 4A. under the caption "Executive Officers of the Registrant" in this Report, and by reference to the information under the headings "Information Regarding Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Bradley Real Estate's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item 11 is hereby incorporated by reference to the information under the headings "Compensation of Directors and Executive Officers," "Report of the Compensation Committee," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements" and "Share Performance Graph" in Bradley Real Estate's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Beneficial Ownership of Shares" in Bradley Real Estate's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Party Transactions" in Bradley Real Estate's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

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

     Exhibit No.                                     Description                                       Page
    -------------  --------------------------------------------------------------------------------  --------
            3.1    Second Restated Agreement of Limited Partnership of Bradley Operating Limited       N/A
                   Partnership dated as of September 2, 1997, incorporated by reference to Exhibit
                   3.1 filed with the Registrant's Form 10/A-2 on November 14, 1997.

           3.1.2   Amendment, dated July 31, 1998, to Second Restated Agreement of Limited             N/A
                   Partnership of Bradley Operating Limited Partnership, incorporated by reference to Exhibit 10.1.2 of the Company's Current Report on Form 10-K dated March 26,
                   1999.

           3.1.3   Amendment, dated August 6, 1998, to Second Restated Agreement of Limited            N/A
                   Partnership of Bradley Operating Limited Partnership, designating the 8.4%
                   Series A Convertible Preferred Units, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 7, 1998.

           3.1.4   Amendment, dated February 23, 1999, to Second Restated Agreement of Limited         N/A
                   Partnership of Bradley Operating Limited Partnership, designating the 8.875%
                   Series B Cumulative Redeemable Perpetual Preferred Units, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated
                   March 3, 1999.

           3.1.5   Amendment, dated as of September 7, 1999, to Second Restated Agreement of           N/A
                   Limited Partnership of Bradley Operating Limited Partnership, designating the
                   8.875% Series C Cumulative Redeemable Perpetual Preferred Units incorporated by reference to Exhibit 4.1 of Bradley Operating Limited Partnership's Current
                   Report on Form 8-K.

           3.2.1   Articles of Amendment and Restatement of Bradley Real Estate, Inc.,                 N/A
                   incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form
                   10-K dated March 24, 2000.

           3.2.2   Articles of Merger between Bradley Real Estate Trust and Bradley Real Estate,       N/A
                   Inc., incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K dated March 24, 2000.

           3.2.3   Articles of Merger between Tucker Properties Corporation and Bradley Real           N/A
                   Estate, Inc., incorporated by reference to Exhibit 3.3 of the Company's Annual
                   Report on Form 10-K dated March 25, 1996.

           3.2.4   Articles of Merger between Mid-America Realty Investments, Inc. and Bradley         N/A
                   Real Estate, Inc., incorporated by reference to Exhibit 4.1 of the Company's
                   Current Report on Form 8-K dated August 7, 1998.

            3.5    Articles Supplementary Establishing and Fixing the Rights and Preferences of a      N/A
                   Series of Shares of Preferred Stock for the 8.4% Series A Convertible Preferred
                   Stock of Bradley Real Estate, Inc. attached as Annex B to the Proxy
                   Statement/Prospectus included in Part I to the Company's Registration Statement on Form S-4 (File No. 333-57123) and incorporated herein by reference.

            3.6    Articles Supplementary Establishing and Fixing the Rights and Preferences of a      N/A
                   Series of Shares of Preferred Stock for the 8.875% Series B Cumulative
                   Redeemable Preferred Stock of Bradley Real Estate, Inc. incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated
                   March 3, 1999.

            3.7    Articles Supplementary Establishing and Fixing the Rights and Preferences of a      N/A
                   Series of Shares of Preferred Stock for the 8.875% Series C Cumulative
                   Redeemable Perpetual Preferred Stock of Bradley Real Estate, Inc. incorporated by reference to Exhibit 4.2 of Bradley Operating Limited Partnership's Current
                   Report on Form 8-K dated September 8, 1999.

            3.8    Articles Supplementary, dated October 22, 1999 incorporated by reference to         N/A
                   Exhibit 3.8 of the Company's Annual Report on Form 10-K dated March 24, 2000.

     Exhibit No.                                     Description                                       Page
    -------------  --------------------------------------------------------------------------------  --------
           3.9     By-laws of Bradley Real Estate, Inc. incorporated by reference to Exhibit 3.9       N/A
                   of the Company's Annual Report on Form 10-K dated March 24, 2000.

          4.1.1    Text of Indenture dated as of November 24, 1997 by and between Bradley              N/A
                   Operating Limited Partnership and LaSalle National Bank relating to the Senior
                   Debt Securities of Bradley Operating Limited Partnership, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3
                   (File No. 333-36577) dated September 26, 1997.

          4.1.2    Definitive Supplemental Indenture No. 1 dated as of November 24, 1997 between       N/A
                   Bradley Operating Limited Partnership and LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated
                   November 24, 1997.

          4.1.3    Definitive Supplemental Indenture No. 2 dated as of January 28, 1998 between        N/A
                   Bradley Operating Limited Partnership and LaSalle National Bank, incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated
                   January 28, 1998.

          4.1.4    Definitive Supplemental Indenture No. 3, dated as of March 10, 2000, between        N/A
                   Bradley Operating Limited Partnership and LaSalle Bank National Association
                   incorporated by reference to Exhibit 4.1 of Bradley Operating Limited
                   Partnership's Current Report on Form 8-K dated March 10, 2000.

          10.2.1   Unsecured Revolving Credit Agreement dated as of December 23, 1997 among            N/A
                   Bradley Operating Limited Partnership, as Borrower and The First National Bank
                   of Chicago, BankBoston, N.A. and certain other banks, as Lenders, and The First
                   National Bank of Chicago, as Administrative Agent and BankBoston, N.A., as
                   Documentation Agent and Bank of America National Trust & Savings Association
                   and Fleet National Bank as Co-Agents, incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 19, 1997.

          10.2.2   Form of Guaranty made as of December 23, 1997 by Bradley Financing Partnership      N/A
                   and Bradley Real Estate, Inc. for the benefit of The First National Bank of
                   Chicago, incorporated by reference to Exhibit 99.4 of the Company's Current
                   Report on Form 8-K dated December 19, 1997.

          10.2.3   Third Amendment to Unsecured Revolving Credit Agreement dated as of November        N/A
                   23, 1998 among Bradley Operating Limited Partnership, as Borrower and The First
                   National Bank of Chicago and other certain banks, as Lenders, and The First
                   National Bank of Chicago, as Administrative Agent and BankBoston, N.A., as
                   Documentation Agent and Bank of America National Trust & Savings Association
                   and Fleet National Bank as Co-Agents, incorporated by reference to Exhibit
                   10.2.3 of the Company's Current Report on Form 10-K dated March 26, 1999.

           21.1*   Subsidiaries of the Registrant.                                                     38

           23.1*   Consent of KPMG LLP (regarding Form S-3 and Form S-8 Registration Statements).      39

           27.1*   Financial Data Schedule.                                                            40

______________________
*Filed herewith.

(b)  Reports on Form 8-K

None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March 2000.

                     BRADLEY OPERATING LIMITED PARTNERSHIP

                            by:   /s/ Thomas P. D'Arcy
                                  ---------------------------
                                  Thomas P. D'Arcy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Thomas P. D'Arcy                                                    March 24, 2000
-----------------------------------------------------------  --------------------------------------
Thomas P. D'Arcy, President, Chairman and CEO

 /s/ Irving E. Lingo, Jr.                                                March 24, 2000
-----------------------------------------------------------  --------------------------------------
Irving E. Lingo, Jr., Chief Financial Officer and Treasurer

 /s/ David M. Garfinkle                                                  March 24, 2000
-----------------------------------------------------------  --------------------------------------
David M. Garfinkle, Controller

 /s/ Stephen G. Kasnet                                                   March 24, 2000
-----------------------------------------------------------  --------------------------------------
Stephen G. Kasnet, Director

 /s/ W. Nicholas Thorndike                                               March 24, 2000
-----------------------------------------------------------  --------------------------------------
W. Nicholas Thorndike, Director

 /s/ William L. Brown                                                    March 24, 2000
-----------------------------------------------------------  --------------------------------------
William L. Brown, Director

 /s/ Paul G. Kirk, Jr.                                                   March 24, 2000
-----------------------------------------------------------  --------------------------------------
Paul G. Kirk, Jr., Director

 /s/ Joseph E. Hakim                                                     March 24, 2000
-----------------------------------------------------------  --------------------------------------
Joseph E. Hakim, Director

 /s/ A. Robert Towbin                                                    March 24, 2000
-----------------------------------------------------------  --------------------------------------
A. Robert Towbin, Director

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                     PAGE
Financial Statements

       Consolidated Balance Sheets - December 31, 1999 and 1998        F2

       For the years ended December 31, 1999, 1998 and 1997:

          Consolidated Statements of Income                            F3

          Consolidated Statements of Changes in Partners' Capital      F4

          Consolidated Statements of Cash Flows                        F5

          Notes to Consolidated Financial Statements                   F6

Schedule

       Schedule III - Real Estate and Accumulated Depreciation        F19

Independent Auditors' Report as of December 31, 1999 and 1998,        F24
  and for the years ended December 31, 1999, 1998 and 1997

All other schedules have been omitted since they are not required, not applicable, or the information is included in the financial statements or notes thereto.

                                       F1

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                                  ----------------------------------
                                                                                      1999                  1998
                                                                                  --------------        ------------
ASSETS:
Real estate investments - at cost                                                 $1,014,158,000        $936,465,000
Accumulated depreciation and amortization                                            (81,302,000)        (59,196,000)
                                                                                  --------------        ------------
Net real estate investments                                                          932,856,000         877,269,000
Real estate investments held for sale                                                 29,890,000          46,492,000
Other assets:
 Cash and cash equivalents                                                             4,434,000           1,262,000
 Rents and other receivables, net of allowance for doubtful accounts of
  $4,545,000 for 1999 and $4,078,000 for 1998                                         12,273,000          12,165,000
 Investment in partnership                                                                     -          13,249,000
 Deferred charges, net and other assets                                               16,714,000          16,676,000
                                                                                  --------------        ------------
Total assets                                                                      $  996,167,000        $967,113,000
                                                                                  ==============        ============
LIABILITIES AND SHARE OWNERS' EQUITY:
Mortgage loans                                                                    $  100,718,000        $103,333,000
Unsecured notes payable                                                              199,604,000         199,542,000
Line of credit                                                                       144,500,000         169,500,000
Accounts payable, accrued expenses and other liabilities                              33,476,000          28,379,000
                                                                                  --------------        ------------
Total liabilities                                                                    478,298,000         500,754,000
                                                                                  --------------        ------------
Minority interest                                                                        381,000             954,000
                                                                                  --------------        ------------
Partners' Capital:
 General partner, common; issued and outstanding 23,079,357 and
  23,958,662 units at December 31, 1999 and 1998, respectively                       337,994,000         357,108,000
 General partner, Series A preferred (liquidation preference $25.00 per unit);
  issued and outstanding 3,478,219 and 3,478,493 units at December 31, 1999
  and 1998, respectively                                                              86,802,000          86,809,000
 Limited partners, common;  issued and outstanding 1,314,347 and 1,441,678
  units at December 31, 1999 and 1998, respectively                                   19,248,000          21,488,000
 Limited partners, Series B preferred (liquidation preference $25.00 per
  unit); issued and outstanding 2,000,000 units at December 31, 1999                  49,100,000                   -
 Limited partners, Series C preferred (liquidation preference $25.00 per
  unit); issued and outstanding 1,000,000 units at December 31, 1999                  24,344,000                   -
                                                                                  --------------        ------------
Total partners' capital                                                              517,488,000         465,405,000
                                                                                  --------------        ------------
Total liabilities and partners' capital                                           $  996,167,000        $967,113,000
                                                                                  ==============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                       F2

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Years Ended December 31,
                                                                                -------------------------------------------------
REVENUE:                                                                             1999              1998             1997
                                                                                --------------    --------------    -------------
Rental income and recoveries from tenants                                        $151,950,000      $128,444,000      $96,115,000
Other income                                                                        2,883,000         2,593,000        1,437,000
                                                                                 ------------      ------------      -----------
                                                                                  154,833,000       131,037,000       97,552,000
                                                                                 ------------      ------------      -----------
EXPENSES:

Operations, maintenance and management                                             22,971,000        18,915,000       14,012,000
Real estate taxes                                                                  22,859,000        21,713,000       18,398,000
Mortgage and other interest                                                        29,404,000        27,681,000       16,562,000
General and administrative                                                          7,797,000         6,510,000        4,538,000
Non-recurring stock-based compensation                                                      -                 -        3,415,000
Depreciation and amortization                                                      26,456,000        22,974,000       16,606,000
                                                                                 ------------      ------------      -----------
                                                                                  109,487,000        97,793,000       73,531,000
                                                                                 ------------      ------------      -----------
Income before equity in earnings of partnership, net gain on sale of
 properties and extraordinary item                                                 45,346,000        33,244,000       24,021,000
Equity in earnings of partnership                                                     500,000           586,000                -
Net gain on sale of properties                                                              -        29,680,000        7,438,000
                                                                                 ------------      ------------      -----------
Income before extraordinary item and allocation to minority interest               45,846,000        63,510,000       31,459,000
Income allocated to minority interest                                                 (84,000)         (440,000)        (100,000)
                                                                                 ------------      ------------      -----------
Income before extraordinary item                                                   45,762,000        63,070,000       31,359,000
Extraordinary loss on prepayment of debt, net of minority interest                          -                 -       (4,817,000)
                                                                                 ------------      ------------      -----------
Net income                                                                         45,762,000        63,070,000       26,542,000
Preferred unit distributions                                                      (11,791,000)       (2,922,000)               -
                                                                                 ------------      ------------      -----------
Net income attributable to common unit holders                                   $ 33,971,000      $ 60,148,000      $26,542,000
                                                                                 ============      ============      ===========

Basic earnings per common unit:
 Income before extraordinary item                                                $       1.34      $       2.40      $      1.39
 Extraordinary loss on prepayment of debt, net of minority interest                         -                 -            (0.21)
                                                                                 ------------      ------------      -----------
 Net income                                                                      $       1.34      $       2.40      $      1.18
                                                                                 ============      ============      ===========
Diluted earnings per common unit:
 Income before extraordinary item                                                $       1.34      $       2.38      $      1.39
 Extraordinary loss on prepayment of debt, net of minority interest                         -                 -            (0.21)
                                                                                 ------------      ------------      -----------
 Net income                                                                      $       1.34      $       2.38      $      1.18
                                                                                 ============      ============      ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                       F3

                     BRADLEY OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                        General                         Limited         Limited
                                        General         Partner,        Limited        Partners,       Partners,
                                       Partner,         Series A       Partners,        Series B        Series C
                                        Common         Preferred         common        preferred       preferred          Total
                                     ------------     -----------     -----------     -----------     -----------     ------------
Balance at December 31, 1996         $288,764,000     $         -     $ 4,146,000     $         -     $         -     $292,910,000
  Net income                           25,602,000               -         940,000               -               -       26,542,000
  Distributions on common units       (29,972,000)              -      (1,117,000)              -               -      (31,089,000)
  Capital contributions                28,250,000               -               -               -               -       28,250,000
  GP common units issued upon
     redemption of LP common units         17,000               -         (17,000)              -               -                -
  Acquisition of properties for LP
     common units                               -               -      23,350,000               -               -       23,350,000
  Reallocation of partners' capital     6,184,000               -      (6,184,000)              -               -                -
  Other                                         -               -         (13,000)              -               -          (13,000)
                                     ------------     -----------     -----------     -----------     -----------     ------------
Balance at December 31, 1997          318,845,000               -      21,105,000               -               -      339,950,000
  Net income                           56,629,000       2,922,000       3,519,000               -               -       63,070,000
  Distributions on common units       (34,390,000)              -      (1,984,000)              -               -      (36,374,000)
  Distributions on preferred units              -      (2,922,000)              -               -               -       (2,922,000)
  Capital contributions                13,542,000      86,839,000               -               -               -      100,381,000
  Preferred units converted to
     common units                          30,000         (30,000)              -               -               -                -
  GP common units issued upon
     redemption of LP common units      2,620,000               -      (2,620,000)              -               -                -
  Acquisition of properties for LP
     common units                               -               -       1,300,000               -               -        1,300,000
  Reallocation of partners' capital      (168,000)              -         168,000               -               -                -
                                     ------------     -----------     -----------     -----------     -----------     ------------
Balance at December 31, 1998          357,108,000      86,809,000      21,488,000               -               -      465,405,000
  Net income                           32,194,000       7,304,000       1,777,000       3,784,000         703,000       45,762,000
  Distributions on common units       (36,404,000)              -      (2,035,000)              -               -      (38,439,000)
  Distributions on preferred units              -      (7,304,000)              -      (3,784,000)       (703,000)     (11,791,000)
  Capital contributions                 2,132,000               -               -      49,100,000      24,344,000       75,576,000
  Redemption of LP Units                        -               -      (2,414,000)              -               -       (2,414,000)
  Repurchase of GP common units       (16,611,000)              -               -               -               -      (16,611,000)
  Preferred units converted to
     common units                           7,000          (7,000)              -               -               -                -
  GP common units issued upon
     redemption of LP common units          6,000               -          (6,000)              -               -                -
  Reallocation of partners' capital      (438,000)              -         438,000               -               -                -
                                     ------------     -----------     -----------     -----------     -----------     ------------
Balance at December 31, 1999         $337,994,000     $86,802,000     $19,248,000     $49,100,000     $24,344,000     $517,488,000
                                     ============     ===========     ===========     ===========     ===========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                       F4

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
Cash flows from operating activities:                                           1999              1998              1997
                                                                           --------------    --------------    --------------
 Net income                                                                $  45,762,000     $  63,070,000     $  26,542,000
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                              26,456,000        22,974,000        16,606,000
   Equity in earnings of partnership                                            (500,000)         (586,000)                -
   Amortization of debt premiums, net of discounts                              (939,000)         (368,000)                -
   Extraordinary loss on prepayment of debt, net of minority interest                  -                 -         4,817,000
   Non-recurring stock-based compensation                                              -                 -         3,415,000
   Net gain on sale of properties                                                      -       (29,680,000)       (7,438,000)
   Income allocated to minority interest                                          84,000           440,000           100,000
 Change in operating assets and liabilities, net of the effect of the
  Mid-America acquisition in 1998:
   (Increase) decrease in rents and other receivables                             56,000          (694,000)       (3,629,000)
   Increase in accounts payable, accrued expenses and other liabilities        1,472,000         1,818,000         3,639,000
   (Increase) decrease in deferred charges                                    (3,716,000)       (1,351,000)        1,360,000
                                                                           -------------     -------------     -------------
     Net cash provided by operating activities                                68,675,000        55,623,000        45,412,000
                                                                           -------------     -------------     -------------
Cash flows from investing activities:
 Expenditures for real estate acquisitions                                   (44,642,000)     (175,927,000)     (137,945,000)
 Cash used for purchase of Mid-America                                                 -       (28,578,000)                -
 Expenditures for developments and redevelopments                             (8,762,000)         (423,000)                -
 Expenditures for other capital improvements                                 (15,071,000)      (11,551,000)       (9,985,000)
 Net proceeds from sale of properties                                         19,999,000        83,959,000        25,281,000
 Cash distributions from partnership                                           3,968,000           700,000                 -
                                                                           -------------     -------------     -------------
     Net cash used in investing activities                                   (44,508,000)     (131,820,000)     (122,649,000)
                                                                           -------------     -------------     -------------
Cash flows from financing activities:
 Borrowings from line of credit                                              115,400,000       246,950,000       148,600,000
 Payments under line of credit                                              (140,400,000)     (229,150,000)      (60,400,000)
 Proceeds from issuance of unsecured notes payable                                     -        99,051,000        99,780,000
 Expenditures for financing costs                                               (203,000)       (6,500,000)       (3,104,000)
 Repayment of mortgage loans                                                           -       (10,031,000)     (100,000,000)
 Payments associated with prepayment of debt                                           -                 -        (4,444,000)
 Principal payments on mortgage loans                                         (1,614,000)       (1,123,000)         (656,000)
 Distributions paid to common unit holders                                   (38,439,000)      (36,374,000)      (31,089,000)
 Distributions paid to preferred unit holders                                (11,791,000)       (3,653,000)                -
 Capital contributions                                                        75,077,000        13,542,000        25,835,000
 Repurchase of GP common units                                               (16,611,000)                -                 -
 Payments to redeem limited partnership units                                 (2,414,000)                -                 -
                                                                           -------------     -------------     -------------
     Net cash provided by (used in) financing activities                     (20,995,000)       72,712,000        74,522,000
                                                                           -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents                           3,172,000        (3,485,000)       (2,715,000)

Cash and cash equivalents:
 Beginning of year                                                             1,262,000         4,747,000         7,462,000
                                                                           -------------     -------------     -------------
 End of year                                                               $   4,434,000     $   1,262,000     $   4,747,000
                                                                           =============     =============     =============
Supplemental cash flow information:
 Interest paid, net of amount capitalized                                  $  29,738,000     $  23,440,000     $  15,623,000
                                                                           =============     =============     =============



  The accompanying notes are an integral part of these consolidated financial statements.

                                       F5

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Bradley Real Estate, Inc. ("the Company"), the nation's oldest real estate investment trust ("REIT"), conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The Operating Partnership, which has property management, leasing, development and acquisition capabilities, focuses on the ownership, operation and development of community and neighborhood shopping centers primarily located in the midwestern United States. As of December 31, 1999, the Operating Partnership owned 98 shopping centers in 15 states, aggregating 15.5 million square feet of rentable space, substantially all of which are located in Midwest markets, making the Operating Partnership one of the leading owners of community and neighborhood shopping centers in this region. The Operating Partnership's tenant mix is dominated by a diverse group of supermarkets, drug stores, and other consumer necessity or value-oriented retailers.

As of December 31, 1999, the Company owned an approximate 83% economic interest in, and is the sole general partner of, the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT." Interests in the Operating Partnership are evidenced by five classes of unit holders, general partner "common" units owned by the Company as "GP Units," 8.4% Series A Convertible Preferred units of limited partnership interest owned by the general partner as "Series A Preferred Units," limited partner "common" units evidenced by "LP Units," 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of limited partnership interest evidenced by "Series B Preferred Units," and 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of limited partnership interest evidenced by "Series C Preferred Units." The Operating Partnership operates such that the number of outstanding GP Units always equals the number of outstanding shares of common stock of the Company outstanding and the Partnership Agreement governing the Operating Partnership provides that the Company will contribute to the Operating Partnership the proceeds from all issuances of common stock and preferred stock by the Company in exchange for additional units. The Partnership Agreement also contemplates that the number of Series A Preferred Units will always equal the number of outstanding shares of Series A Preferred Stock of the Company. In addition, the holders of LP Units have the right, under certain circumstances, to exchange their units for shares of common stock of the Company on a one-for-one basis. Holders of GP Units and LP Units are referred to as "common unit holders." Holders of Series A Preferred Units, Series B Preferred Units, and Series C Preferred Units are referred to as "preferred unit holders."

The Series B and C Preferred Units were issued during 1999 to institutional investors at a price of $25.00 per unit. The units are callable by the Operating Partnership after five years from the date of issuance at a redemption price equal to the redeemed holder's capital account, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. In lieu of cash, the Operating Partnership may elect to deliver shares of 8.875% Series B or C Cumulative Redeemable Perpetual Preferred Stock, as appropriate, of the Company on a one-for-one basis, plus an amount equal to all accumulated accrued and unpaid distributions or dividends thereon to the date of redemption. Holders of the Series B and C Preferred Units have the right to exchange their Series B and C Preferred Units for shares of Series B and C Preferred Shares on a one-for-one basis after ten years from the original issuance, subject to certain limitations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The financial statements are prepared on the accrual basis in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership, Bradley Financing Partnership (a general partnership of which the Operating Partnership owns 99% and a wholly-owned corporate subsidiary of the Company owns the remaining 1%), and the general partnership interest in the joint venture that owns Williamson Square Shopping Center. Due to the Operating Partnership's ability as general partner to directly or indirectly control each of these subsidiaries, each is consolidated for financial reporting purposes.

During 1999 and 1998, the Operating Partrnership's 50% general partner interest in Bradley Bethal Limited Partnership, a joint venture which owned two neighborhood shopping centers and one enclosed mall, was accounted for using the equity method. Under the equity method of accounting, the Operating Partnership's investment was reflected on the consolidated balance sheet as an

                                       F6
investment in partnership, and the Operating Partnership's portion of the net income from such partnership was reflected on the consolidated statement of income as equity in earnings of partnership. During the second quarter of 1999, the Operating Partnership acquired the 50% non-owned portion of the joint venture for approximately $7,750,000, after the joint venture sold the enclosed mall to an independent third party for $12,100,000. As a result, the two neighborhood shopping centers previously owned by the joint venture are now wholly-owned by the Operating Partnership and are consolidated for financial reporting purposes.

Rents and Other Receivables
---------------------------

Management has determined that all of the Operating Partnership's leases with its various tenants are operating leases. Revenue for such leases is recognized using the straight-line method over the term of the leases.

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

          Buildings                         31.5 - 39 years
          Improvements and alterations         1 - 39 years

Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $4,010,000, $3,470,000, and $2,604,000 for 1999, 1998, and 1997,
respectively.

Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income. Real estate investments include capitalized interest and other costs on development and redevelopment activities and on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $482,000, $32,000, and $30,000, in 1999, 1998, and 1997, respectively.

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

Derivative Financial Instruments
--------------------------------

The Operating Partnership may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership has designated these derivative financial instruments as hedges and applies deferral accounting, as the instrument to be hedged exposes the Operating Partnership to interest rate risk, and the derivative financial instrument reduces that exposure. Gains and losses related to the derivative financial instrument are deferred and amortized over the

                                       F7
terms of the hedged instrument until the derivative terminates or is sold. If a derivative terminates or is sold, the gain or loss is deferred and amortized over the remaining life of the hedged instrument. Derivatives that do not satisfy the criteria above are carried at market value, and any changes in market value are recognized in other income. The Operating Partnership has only entered into derivative transactions that satisfy the aforementioned criteria. The fair value of interest rate protection agreements is estimated using option-pricing models that value the potential for interest rate protection agreements to become in-the-money through changes in interest rates during the remaining terms of the agreements. A negative fair value represents the estimated amount the Operating Partnership would have to pay to cancel the contract or transfer it to other parties.

Earnings Per Unit
-----------------

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement No. 128"), basic EPU is computed by dividing income available to common unit holders by the weighted average number of common units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into common units or resulted in the issuance of common units that then shared in the earnings of the entity. A reconciliation of the numerator and denominator of the basic EPU computation to the numerator and denominator of the diluted EPU computation is as follows:

                                                                           Years Ended December 31,
                                                                   -----------------------------------------
                                                                       1999           1998          1997
                                                                   -----------    -----------    -----------
NUMERATOR:
----------

Basic
   Income before extraordinary item and after preferred
      unit distributions                                           $33,971,000    $60,148,000    $31,359,000
                                                                   ===========    ===========    ===========
Diluted
  Income before extraordinary item and after preferred
     unit distributions                                            $33,971,000    $60,148,000    $31,359,000
  Convertible preferred unit distributions                                  -       2,922,000              -
                                                                   -----------    -----------    -----------
  Adjusted net income                                              $33,971,000    $63,070,000    $31,359,000
                                                                   ===========    ===========    ===========

DENOMINATOR:
------------

Basic
  Weighted average common units                                     25,379,960     25,062,006     22,576,084
                                                                   ===========     ==========     ==========

Diluted
  Weighted average common units                                     25,379,960     25,062,006     22,576,084
  Effect of dilutive securities:
     Stock options                                                      29,513         47,452         42,451
     Stock-based compensation                                                -              -            315
     Convertible preferred units                                             -      1,440,286              -
                                                                   -----------     ----------     ----------
  Weighted average shares and assumed conversions                   25,409,473     26,549,744     22,618,850
                                                                   ===========     ==========     ==========

Per unit income before extraordinary item and after preferred
  Unit distributions:
     Basic                                                         $      1.34    $      2.40    $      1.39
                                                                   ===========    ===========    ===========
     Diluted                                                       $      1.34    $      2.38    $      1.39
                                                                   ===========    ===========    ===========

For the year ended December 31, 1999, convertible preferred unit distributions of $7,304,000, and the effect on the denominator of the conversion of the convertible preferred units outstanding into 3,550,833 common units were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive. For the years ended December 31, 1999, 1998, and 1997, options to purchase 641,050, 153,500, and 5,500 shares of the Company's common stock, respectively, at prices ranging from $17.00 to $22.00 were outstanding during 1999, 1998, and 1997, respectively, but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares, thereby having an anti-dilutive impact on basic EPU.

Stock Option Plans
------------------

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which

                                       F8
employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"). The Operating Partnership has elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per unit as if the fair value method of accounting defined in Statement No. 123 had been applied. See Note 9 for the required disclosures.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year consolidated balance sheet to conform with the presentation in the current year.

NOTE 3 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During 1999, 1998, and 1997, 411, 143,151, and 1,238 shares of the Company's common stock, respectively, were issued in exchange for an equivalent number of common LP Units held by the limited partners. During 1999, the acquisition of the Operating Partnership's non-owned portion of a joint venture resulted in a non-cash reclassification of investment in partnership to real estate investments of $6,556,000 and a non-cash transfer of a $3,100,000 note receivable.

During 1999, the Company contributed its interest in Speedway SuperCenter from Bradley Financing Partnership to the Operating Partnership, resulting in a non-cash contribution of $499,000.

During 1998, shopping center acquisitions included the assumption of $25,753,000 of non-recourse mortgage indebtedness and the issuance of 62,436 LP Units valued at $1,300,000.

The merger acquisition of Mid-America Realty Investments, Inc. ("Mid-America") on August 6, 1998 (see Note 12), resulted in the following non-cash effects on the Operating Partnership's 1998 consolidated balance sheet:

Assets acquired                                                                   $(159,433,000)
Liabilities assumed                                                                  43,973,000
Capital contributed, net of costs                                                    86,882,000
                                                                                  -------------
Cash used for merger acquisition                                                  $ (28,578,000)
                                                                                  =============

NOTE 4 - REAL ESTATE INVESTMENTS

The following is a summary of the Operating Partnership's real estate held for investment at December 31:

                                                                                      1999                     1998
                                                                                 --------------            ------------
Land                                                                             $  213,833,000            $201,849,000
Buildings                                                                           694,536,000             659,286,000
Improvements and alterations                                                         92,066,000              72,957,000
Development and redevelopment in progress                                            11,674,000                 423,000
Other construction in progress                                                        2,049,000               1,950,000
                                                                                 --------------            ------------
                                                                                  1,014,158,000             936,465,000
Accumulated depreciation and amortization                                           (81,302,000)            (59,196,000)
                                                                                 --------------            ------------
                                                                                 $  932,856,000            $877,269,000
                                                                                 ==============            ============

During 1999, the Operating Partnership completed the acquisitions of four shopping centers for an aggregate purchase price of approximately $36,859,000. Two of these shopping centers, Cherry Hill Marketplace located in Westland, Michigan, and 30th Street Plaza located in Canton, Ohio, were acquired with the intention of substantial redevelopment and retenanting. The Operating Partnership expects to incur an additional $21 million (unaudited) for the redevelopment of these two shopping centers, as well as for two other shopping centers in the portfolio under redevelopment, Prospect Plaza located in Gladstone, Missouri, and Commons of Chicago Ridge, located in Chicago Ridge, Illinois. All of these redevelopment projects are expected to be substantially completed during the first half of 2000.

                                       F9

At December 31, 1999, the Operating Partnership was holding for sale three enclosed malls with an aggregate book value of $29,890,000, all acquired in connection with the Mid-America merger acquisition. These dispositions are expected to be completed during the first quarter of 2000, although there can be no assurance that any such dispositions will occur. During the second quarter of 1999, the Operating Partnership completed the sales of an additional three properties, for an aggregate gross sales price of $17,325,000. These three properties, all acquired in connection with the merger acquisition of Mid-America, had been held for sale since the merger acquisition. Two of these properties, Macon County Plaza and Town West Shopping Center, are shopping centers located in the Southeast region of the United States and were not aligned with the Operating Partnership's strategic market focus. The third property, Monument Mall, is an enclosed mall and, like the three properties currently held for sale, was not aligned with the Operating Partnership's strategic property focus.

In July 1998, the Operating Partnership completed the sale of One North State, a 640,000 square-foot mixed-use property located in the "loop" area of downtown Chicago, Illinois, which did not fit with the Operating Partnership's strategic property focus, for a net sales price of approximately $82,100,000. The sale resulted in a gain of approximately $30,600,000 for financial reporting purposes. The net gain on sale of properties in 1998 includes an $875,000 provision for loss on sale of Holiday Plaza, which the Operating Partnership completed in May 1998. The loss on Holiday Plaza, a 46,000 square-foot property located in Iowa, represents the difference between the sales price, net of closing costs, and the carrying value of the property.

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

The results of operations included in the accompanying financial statements for properties classified as held for sale as of December 31, 1999 and 1998, or that were sold during 1999, 1998 and 1997, were $4,472,000, $7,568,000, and
$8,689,000, respectively.

NOTE 5 - MORTGAGE LOANS, UNSECURED NOTES PAYABLE AND LINE OF CREDIT

Mortgage loans outstanding consist of the following:

                                                                                  December 31,
                                         Effective                        ----------------------------
                  Property             interest rate       Maturity           1999            1998
         --------------------------    --------------    -------------    ------------    ------------
         Watts Mill Plaza                       7.25%    February 2000    $  6,022,000    $  6,262,000
         Eastville Plaza                        7.09%     April 2001         2,808,000       2,858,000
         Rivergate Shopping Center              7.25%    January 2002        3,141,000       3,249,000
         Shenandoah Plaza                       7.25%    January 2002        4,232,000       4,383,000
         Fox River Plaza                        7.76%     April 2002         5,046,000       5,128,000
         Southport Centre                       7.25%     April 2002         8,306,000       8,442,000
         Edgewood Plaza                         7.25%      June 2002         6,749,000       6,852,000
         Moorland Square                       7.348%    November 2002       3,534,000       3,655,000
         Kimberly West                          7.25%    January 2003        3,911,000       4,030,000
         Martin's Bittersweet Plaza            8.875%      June 2003         3,434,000       3,562,000
         Miracle Hills Park                     7.25%     August 2004        4,019,000       4,108,000
         Williamson Square                      8.00%     August 2005       12,274,000      12,501,000
         Spring Mall                            7.25%    October 2006        9,505,000       9,707,000
         Southgate Shopping Center              7.25%    October 2007        2,989,000       3,076,000
         Salem Consumer Square                  7.50%   September 2008      13,695,000      14,161,000
         St. Francis Plaza                     8.125%    December 2008       1,619,000       1,737,000
         Elk Park                               7.64%     August 2016        9,434,000       9,622,000
                                                                          ------------    ------------
                                                                          $100,718,000    $103,333,000
                                                                          ============    ============

The net book value of real estate pledged as collateral for loans was approximately $166,920,000. The mortgage loans collateralized by Rivergate Shopping Center and Shenandoah Plaza are cross-collateralized.

In November 1997, the Operating Partnership issued $100 million, 7% seven-year unsecured Notes maturing November 15, 2004, which were rated "BBB-" by Standard & Poor's Investment Services ("Standard & Poor's") and "Baa3" by Moody's Investors Service ("Moody's"). The Operating Partnership used the proceeds to prepay a $100 million, 7.23% mortgage note that had been issued to a trust qualifying as a real estate mortgage investment conduit for federal income tax purposes (the "REMIC Note"). The REMIC Note was secured by six properties and was originally scheduled to expire in September 2000. Prepayment of the REMIC Note resulted in an extraordinary loss on prepayment of debt of $4,212,000 (net of the minority interest portion), consisting primarily

                                      F10
of a prepayment yield maintenance fee. However, issuance of such unsecured debt extended the Operating Partnership's weighted average debt maturity and resulted in a slightly lower effective interest rate on $100 million of debt, while the prepayment of the REMIC Note resulted in the discharge from the mortgage securing the REMIC Note of properties having an aggregate gross book value of $181.2 million. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,846,000. The effective interest rate on the unsecured Notes is approximately 7.19%.

In January 1998, the Operating Partnership issued $100 million, 7.2% ten-year unsecured Notes maturing January 15, 2008. The issue was rated "BBB-" by Standard & Poor's and "Baa3" by Moody's. Proceeds from the offering were used to pay amounts outstanding under the bank line of credit. The outstanding balance of the unsecured Notes at December 31, 1999, net of the unamortized discount, was $99,758,000. The effective interest rate on the unsecured Notes is approximately 7.61%.

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

In December 1997, the Operating Partnership entered into a $200 million unsecured line of credit facility with a syndicate of banks, lead by First Chicago NBD and BankBoston. In November 1998, the Operating Partnership amended the line of credit, increasing the maximum capacity to $250 million. The line of credit bears interest at a rate equal to the lowest of (i) the lead bank's base rate, (ii) a spread over LIBOR ranging from 0.70% to 1.25% depending on the credit rating assigned by national credit rating agencies, or (iii) for amounts outstanding up to $150 million, a competitive bid rate solicited from the syndicate of banks. Based on the Operating Partnership's current credit rating assigned by Standard & Poor's and Moody's, the spread over LIBOR is 1.00%. Additionally, there is a facility fee currently equal to $375,000 per annum. In the event the current credit ratings were downgraded below "BBB-" or "Baa3" by either Standard & Poor's or Moody's, respectively, the facility fee would increase to $625,000 per annum, and the spread over the base rate would increase by 0.25% and the spread over LIBOR would increase to 1.25%. During 1999, Standard & Poor's affirmed the Operating Partnership's "BBB-" rating and raised its rating outlook from stable to positive. The line of credit is available for the acquisition, development, renovation and expansion of new and existing properties, working capital and general business purposes. The Operating Partnership incurred an extraordinary loss on the prepayment of debt of $605,000 (net of the minority interest portion) in connection with replacing the previous line of credit in 1997.

The line of credit contains certain financial and operational covenants that, among other provisions, limit the amount of secured and unsecured indebtedness the Operating Partnership may have outstanding at any time, and provide for the maintenance of certain financial tests including minimum net worth and debt service coverage requirements. The Operating Partnership was in compliance with such covenants during 1999 and believes that such covenants will not adversely affect the Operating Partnership's business or the operation of its properties. The line of credit is guaranteed by the Company and matures in December 2000. Management has commenced negotiations to extend and modify the terms of the line of credit. While management expects to be able to extend and modify the line of credit on commercially reasonable terms, there can be no assurance that the Operating Partnership will be able to extend and modify the line of credit on commercially reasonable or any other terms. At December 31, 1999, the weighted average interest rate on the line of credit was 7.62%.

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

The following summarizes the interest rate protection agreements outstanding during 1998:


                                                                           Effect on
                  Notional       Maximum       Type of                     interest
                   amount          rate        contract      Maturity       expense
               --------------  ------------  ----------  ---------------  ----------
                 $ 43,000,000     6.00%         Swap     April 14, 1998      $38,000
                   40,000,000     7.50%         Cap      March 18, 1998            -
                   17,000,000     7.50%         Cap      April 11, 1998            -
                 ------------                                                -------
                 $100,000,000                                                $38,000
                 ============                                                =======

                                      F11

Additionally, in anticipation of issuing unsecured debt in the first quarter of 1998, during 1997 the Operating Partnership entered into two Treasury Note purchase agreements with notional amounts of $37 million each, expiring March 2, 1998. The contracts were terminated at a cost of $3,798,000 as of January 23, 1998, the date upon which the Operating Partnership priced the aforementioned $100 million issuance of ten-year unsecured Notes. The Operating Partnership has treated the Treasury Note purchase agreements as hedges and, accordingly, the loss recognized upon termination of the Treasury Note purchase agreements was deferred and is amortized over the term of the underlying debt security as an adjustment to interest expense. The Operating Partnership had no interest rate protection agreements outstanding during 1999.

Scheduled principal payments of debt outstanding at December 31, 1999 are as follows:

               2000                           $152,211,000
               2001                              4,630,000
               2002                             30,690,000
               2003                              7,879,000
               2004                            105,015,000
               Thereafter                      140,783,000
                                              ------------
                                              $441,208,000
                                              ============

NOTE 6 - RENTALS UNDER OPERATING LEASES

Annual minimum future rentals to be received under non-cancelable operating leases in effect at December 31, 1999 are as follows:

               2000                           $109,018,000
               2001                             99,831,000
               2002                             88,652,000
               2003                             77,272,000
               2004                             65,756,000
               Thereafter                      345,222,000
                                              ------------
                                              $785,751,000
                                              ============

Total minimum future rentals do not include contingent rentals under certain leases based upon lessees' sales volume. On May 22, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus under Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, that despite the fact that the achievement of a future specified sales target of a lessee may be considered as probable and reasonably estimable at some earlier point in the year, a lessor should defer recognition of contingent rental income until such specified targets are met. The pronouncement was effective May 23, 1998, and was reaffirmed by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission in December 1999. Previously, the Operating Partnership recognized percentage rental income each period based on reasonable estimates of tenant sales. Contingent rentals earned amounted to approximately $3,310,000, $1,897,000, and $1,864,000 in 1999, 1998, and 1997, respectively.
Certain leases also require lessees to pay all or a portion of real estate taxes and operating costs, amounting to $36,171,000, $31,615,000, and $25,253,000, in
1999, 1998, and 1997, respectively.

No tenant accounted for as much as 10% of rental income in 1999, 1998, or 1997. No property accounted for as much as 10% of the Operating Partnership's rental income during 1999 or 1998. One North State accounted for greater than 10% of the Operating Partnership's rental income during 1997.

NOTE 7 - INCOME TAXES

The Operating Partnership is not liable for federal income taxes and each partner reports its allocable share of income and deductions on its respective return; accordingly, no provision for income taxes is required in the consolidated financial statements.

NOTE 8 - PARTNER'S CAPITAL

In general, the Partnership Agreement provides for operating distributions to be made, subject to any priority distribution rights of any class or series of Preferred Units, first to the limited partners in an amount equal to the lesser of (i) 99% of the cash available for distribution from the Operating Partnership and (ii) an amount calculated in a manner intended to provide the limited partners with distributions on each of their common LP Units equal to the dividend paid for the same period on a share of the Company's common stock. Any remaining cash from operations available for distribution will be distributed to the Company as general partner to the extent determined by the general partner. Subject to any priority distribution rights of any class or series of Preferred Units, the Partnership Agreement generally provides for liquidating distributions to the limited partners equal to either (i) an amount per Unit

                                      F12
intended to equal the amount distributed with respect to each share of the Company's common stock upon the concurrent liquidation of the Operating Partnership and the Company or (ii) in the event that the Operating Partnership is liquidated other than in connection with the liquidation of the Company, an amount per Unit equal to the then market price of a share of the Company's common stock; provided, however, that the limited partners will not receive more than 99% of any proceeds available for distribution from the liquidation of the Operating Partnership. Any remaining liquidation proceeds will be distributed to the Company as the general partner. Income, gains, and losses are allocated to the common unit holders in proportion to their ownership interests during the period.

In November 1999, the Board of Directors of the Company authorized the repurchase of up to two million shares of outstanding common shares from time to time through periodic open market transactions or through privately negotiated transactions. The share repurchase program is in effect until December 31, 2000, or until the authorized limit has been reached. The Operating Partnership will effectively repurchase one common GP Unit from the Company for each common share repurchased by the Company. The Operating Partnership expects to fund the purchases primarily through asset sales. Through December 31, 1999, the Operating Partnership repurchased 980,700 common GP Units at an average price of $16.90 per unit for a total purchase price of $16,611,000, including costs, representing the equivalent number and price of common shares repurchased by the Company.

During 1998, the Company implemented a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"), replacing the Company's 1993 Dividend Reinvestment and Share Purchase Plan, to provide both new and existing owners of the Company's common stock, Series A Convertible Preferred Stock and other classes of equity securities outstanding from time to time, as well as existing owners of LP Units of the Operating Partnership, with an economical and convenient method of increasing their investment in the Company. Under the Plan, participants may purchase additional shares of common stock at a discount (ranging from 0% to 3% as determined by the Company in its sole discretion from time to time) and without brokerage fees or other transaction costs by, (i) reinvesting all or a portion of their cash dividends, (ii) purchasing shares of common stock directly from the Company as frequently as once per month by making optional cash payments of a minimum of $100 to a maximum of $10,000 per quarter, or (iii) with prior approval by the Company, purchasing shares of common stock directly from the Company by making optional cash payments in excess of $10,000. Under the Plan, the Company may, at its option, purchase shares in the open market and reissue the shares directly to participants purchasing shares under the Plan. The determination of whether to issue new shares of common stock or to purchase shares in the open market and reissue them directly to participants is made after a review of current market conditions and the Company's current and projected capital needs. During 1999, 1998, and 1997, the Company issued 90,705, 308,016, and 38,592 shares under this and the prior plan, raising $1,462,000, $6,049,000, and $770,000, respectively, net of the discount offered to participants.

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

The capital contributions arising from transactions described in this Note result in the issuance to the Company of common GP Units (which are not convertible) in amounts equal to the number of shares issued by the Company in each respective transaction.

NOTE 9 - STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company is obligated to contribute to the Operating Partnership all proceeds from the exercise of options and other stock-based awards granted under the Company's Stock Option and Incentive Plan, and the Company's interest as general partner in the Operating Partnership evidenced by common GP Units will be adjusted to increase the number of common GP Units by a number equivalent to the number of shares of common stock issued pursuant to awards under the Plan. The Plan authorizes options and other stock-based

                                      F13
awards to be granted for up to 2,282,348 shares of the Company's common stock. During 1999, 1998 and 1997, options for 474,500, 148,000 and 94,500 shares, respectively, were granted under this Plan. At December 31, 1999 and 1998, options for 802,550 and 372,550 shares, respectively, were outstanding. A committee of the Company's Board of Directors administers the Plan and is responsible for selecting persons eligible for awards and for determining the term and duration of any award.

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

The Operating Partnership has estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 7.60%, 7.50%, and 7.13%; expected volatility of 23%, 22%, and 16%; risk-free interest rates of 6.8%, 4.8%, and 5.5%; and expected lives ranging from five to seven years for 1999 and five years for 1998 and 1997. The Operating Partnership applies Opinion No. 25 and related Interpretations in accounting for awards under the Plan. Accordingly, no compensation cost relating to the Stock Option Plans has been recognized in the accompanying financial statements as stock options are granted at an exercise price no less than fair value on the date of grant. Had compensation cost for the Plan been determined consistent with Statement No. 123, net income and earnings per unit would have been reduced to the pro forma amounts indicated below:


                                                                                      1999          1998          1997
                                                                                  ------------  ------------  ------------
      Net income attributable to common unit holders     As Reported               $33,971,000   $60,148,000   $26,542,000

                                                         Pro Forma                 $33,649,000   $59,948,000   $26,482,000
      Net income per common unit                         As Reported, basic        $      1.34   $      2.40   $      1.18
                                                         As Reported, diluted      $      1.34   $      2.38   $      1.18
                                                         Pro Forma, basic          $      1.33   $      2.39   $      1.17
                                                         Pro Forma, diluted        $      1.32   $      2.37   $      1.17

The effect of applying Statement No. 123 for disclosing compensation costs under such pronouncement may not be representative of the effects on reported net income for future years.

A summary of option transactions during the periods covered by these financial statements is as follows:


                                                                                 Exercise prices
                                                                    Shares          Per share
                                                                 -------------  ------------------
      Outstanding at December 31, 1996                                180,000      $11.50 - $21.25
        Granted                                                        94,500      $18.16 - $19.35
        Expired                                                       (12,000)     $19.35 - $21.25
        Exercised                                                     (10,500)     $14.74 - $17.00
                                                                      -------
      Outstanding at December 31, 1997                                252,000      $11.50 - $21.25
        Granted                                                       148,000          $21.35
        Expired                                                       (27,250)     $14.88 - $19.35
        Exercised                                                        (200)         $19.35
                                                                      -------
      Outstanding at December 31, 1998                                372,550      $11.50 - $21.35
        Granted                                                       474,500      $19.90 - $20.25
        Expired                                                       (34,500)     $19.35 - $21.35
        Exercised                                                     (10,000)     $14.88 - $19.35
                                                                      -------
      Outstanding at December 31, 1999                                802,550      $11.50 - $21.35
                                                                      =======

One third of 72,000 options granted to employees during 1999 and still outstanding, and one third of 74,750 options granted to employees during 1998 and still outstanding, vest on each of the first, second, and third anniversary of the grant date over a three-year period, and have a duration of ten years from the grant date, subject to earlier termination in certain circumstances. One half of 375,000 options granted to employees during 1999 and still outstanding vest on the third anniversary of the grant date, with an additional one fourth of such options vesting on each of the fourth and fifth anniversary of the grant date, and have a duration of ten years from the date of grant, subject to earlier termination in certain circumstances. The remaining 280,800 options outstanding at December 31, 1999 are fully vested and exercisable. The weighted average exercise price per share and the weighted average

                                      F14
contractual life remaining of options outstanding at December 31, 1999 were $19.20 and 8.16 years, respectively. The weighted average fair value of options granted during 1999, 1998, and 1997 were $2.32, $1.82, and $1.36, respectively.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Retirement Savings Plan
-----------------------

The Operating Partnership provides its employees with a retirement savings plan which is qualified under Section 401(k) of the Internal Revenue Code. The provisions of the plan provide for an employer discretionary matching contribution currently equal to 35% of the employee's contributions up to 5% of the employee's compensation. The employer matching contribution is determined annually by the Board of Directors, and amounted to $84,000, $72,000, and $43,000 in 1999, 1998, and 1997, respectively. Employer contributions and any earnings thereon vest in increments of 20% per year beginning after one year of service.

Legal Actions
-------------

The Company and the Operating Partnership are parties to several legal actions which arose in the normal course of business. Management does not expect there to be adverse consequences from these actions which would be material to the Operating Partnership's financial position or results of operations.

NOTE 12 - MID-AMERICA MERGER AND ISSUANCE OF PREFERRED STOCK

On August 6, 1998, pursuant to an Agreement and Plan of Merger dated May 30, 1998, the Company completed the merger acquisition (the "Merger") of Mid-America. The Merger and the merger agreement were approved by the stockholders of Mid-America at its special meeting of stockholders held on August 5, 1998. Upon completion of the Merger, the Company acquired Mid-America's 22 retail properties located primarily in the Midwest, and succeeded to Mid-America's 50% general partner interest in Mid-America Bethal Limited Partnership (renamed Bradley Bethal Limited Partnership), a joint venture which owned two neighborhood shopping centers and one enclosed mall.

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

                                      F15

The following table sets forth certain summary unaudited pro forma operating data for the Operating Partnership as if the Merger had occurred as of January 1, 1998 and 1997 (dollars in thousands, except per unit data):


                                                                        Years Ended December 31,
                                                         ------------------------------------------------------
                                                          Historical    Pro Forma     Historical    Pro Forma
                                                             1998          1998          1997          1997
                                                         ------------  ------------  ------------  ------------
         Total revenue                                       $131,037      $144,458       $97,552      $120,817
         Income before extraordinary items                   $ 63,070      $ 68,553       $31,359      $ 36,113
         Net income attributable to common unit holders      $ 60,148      $ 61,287       $26,542      $ 28,806
         Basic net income per common unit                    $   2.40      $   2.45       $  1.18      $   1.28
         Diluted net income per common unit                  $   2.38      $   2.39       $  1.18      $   1.28

The unaudited pro forma operating data is presented for comparative purposes only and is not necessarily indicative of what the actual results of operations would have been for the years ended December 31, 1998 and 1997, nor does such data purport to represent the results to be achieved in future periods.

NOTE 13 - SEGMENT REPORTING

The Operating Partnership, which has internal property management, leasing, and development capabilities, owns and seeks to acquire open-air community and neighborhood shopping centers in the Midwest, generally consisting of fourteen states. Ninety-six of the Operating Partnership's 98 shopping centers are located in these states. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. During 1998, the Operating Partnership also owned a mixed-use office property located in downtown Chicago, Illinois, which was sold in July 1998 (see Note 4). Because this property required a different operating strategy and management expertise than all other properties in the portfolio, it was considered a separate reportable segment.

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

FFO, computed in accordance with the March 1995 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT") and as followed by the Operating Partnership, represents net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred unit distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Operating Partnership does not add back to net income the amortization of costs incurred in connection with the Operating Partnership's financing activities or depreciation of non-real estate assets, but does add back to net income significant non-recurring events that materially distort the comparative measurement of company performance over time. In November 1999, NAREIT issued a National Policy Bulletin clarifying that FFO should include both recurring and non-recurring operating results, except gains and losses from sales of depreciable operating property and those results defined as "extraordinary items" under GAAP. This clarification, including restatements of comparative periods, is effective January 1, 2000. During 1997, in computing FFO the Operating Partnership added back to net income $3,415,000 of non-recurring stock-based compensation which, upon adoption January 1, 2000, will not be added back to net income when presented under the guidelines of the National Policy Bulletin. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper and National Policy Bulletin only provide guidelines for computing FFO, the computation of FFO may vary from one REIT or its operating partnership to another. FFO is not necessarily indicative of cash available to fund cash needs.

The accounting policies of the segments are the same as those described in Note
2. The revenue, net operating income, and assets for each of the reportable segments are summarized in the following tables as of December 31, 1999 and 1998, and for each of the years in the three-year period then ended. Non-segment assets to reconcile to total assets include the investment in partnership, cash and cash equivalents, accounts receivable, and deferred financing and other costs. The computation of FFO for the Operating Partnership, and a reconciliation to net income attributable to common unit holders, are as follows:

                                      F16

                                                                                                Years Ended December 31,
                                                                                     -----------------------------------------------
                                                                                         1999             1998             1997
                                                                                     -------------    -------------    -------------
TOTAL PROPERTY REVENUE:
Mixed-use office property                                                            $          -     $  8,321,000     $ 14,469,000
Shopping center properties                                                            153,906,000      122,174,000       82,347,000
                                                                                     ------------     ------------     ------------
                                                                                      153,906,000      130,495,000       96,816,000
                                                                                     ------------     ------------     ------------

TOTAL PROPERTY OPERATING EXPENSES:
Mixed-use office property                                                                       -        3,117,000        6,120,000
Shopping center properties                                                             45,830,000       37,511,000       26,290,000
                                                                                     ------------     ------------     ------------
                                                                                       45,830,000       40,628,000       32,410,000
                                                                                     ------------     ------------     ------------
Net operating income                                                                  108,076,000       89,867,000       64,406,000
                                                                                     ------------     ------------     ------------

NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                                                (927,000)        (542,000)        (736,000)
Equity in earnings of partnership, excluding depreciation and amortization               (600,000)        (655,000)               -
Operations allocated to minority interest                                                  84,000          136,000          100,000
Mortgage and other interest                                                            29,404,000       27,681,000       16,562,000
General and administrative                                                              7,797,000        6,510,000        4,538,000
Amortization of deferred finance and non-real estate related costs                      1,127,000          962,000          747,000
Preferred unit distributions                                                           11,791,000        2,922,000                -
                                                                                     -----------      -----------      ------------
                                                                                       48,676,000       37,014,000       21,211,000
                                                                                     ------------     ------------     ------------
Funds from Operations                                                                $ 59,400,000     $ 52,853,000     $ 43,195,000
                                                                                     ============     ============     ============

RECONCILIATION TO NET INCOME ATTRIBUTABLE TO
 COMMON UNIT HOLDERS:
Funds from Operations                                                                $ 59,400,000     $ 52,853,000     $ 43,195,000
Depreciation of real estate assets and amortization of tenant improvements            (22,632,000)     (18,635,000)     (13,407,000)
Amortization of deferred leasing commissions                                           (1,902,000)      (2,184,000)      (1,259,000)
Other amortization                                                                       (795,000)      (1,193,000)      (1,193,000)
Depreciation and amortization included in equity in earnings of partnership              (100,000)         (69,000)               -
Non-recurring stock-based compensation                                                          -                -       (3,415,000)
Net gain on sale of properties, net of minority interest                                        -       29,376,000        7,438,000
                                                                                     ------------     ------------     ------------
Income before extraordinary item and after preferred unit distributions                33,971,000       60,148,000       31,359,000
Extraordinary loss on prepayment of debt, net of minority interest                              -                -       (4,817,000)
                                                                                     ------------     ------------     ------------

Net income attributable to common unit holders                                       $ 33,971,000     $ 60,148,000     $ 26,542,000
                                                                                     ============     ============     ============


                                                                                            As of December 31,
                                                                                     ---------------------------------
                                                                                          1999               1998
                                                                                     --------------     --------------
TOTAL ASSETS:
Shopping center properties                                                             $988,033,000       $946,489,000
Non-segment assets                                                                        8,134,000         20,624,000
                                                                                       ------------       ------------
                                                                                       $996,167,000       $967,113,000
                                                                                       ============       ============

NOTE 14 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)


                                                                                                1999
                                                                            --------------------------------------------
                                                                            March 31,   June 30,   Sept. 30,   Dec. 31,
                                                                            ----------  ---------  ----------  ---------
                                                                            (Dollars in thousands, except per unit data)
Rental income                                                                  $38,710    $36,872     $37,833    $38,535
Net income attributable to common unit holders                                 $ 8,482    $ 8,436     $ 8,078    $ 8,975
Basic net income per common unit                                               $  0.33    $  0.33     $  0.32    $  0.36
Diluted net income per common unit                                             $  0.33    $  0.33     $  0.32    $  0.36


                                      F17

                                                                                                1998
                                                                            ---------------------------------------------
                                                                             March 31,   June 30,   Sept. 30,   Dec. 31,
                                                                            -----------  ---------  ----------  ---------
                                                                            (Dollars in thousands, except per unit data)
Rental income                                                                  $28,736     $30,601     $33,305    $35,802
Net gain (loss) on sale of properties                                          $  (875)          -     $30,555          -
Net income attributable to common unit holders                                 $ 6,866     $ 7,499     $38,008    $ 7,775
Basic net income per common unit                                               $  0.28     $  0.30     $  1.51    $  0.31
Diluted net income per common unit                                             $  0.28     $  0.30     $  1.43    $  0.31


NOTE 15 - SUBSEQUENT EVENTS

In February 2000, the Operating Partnership purchased two additional shopping centers located in Kansas and Missouri, aggregating approximately 360,000 square feet of leasable area for a total purchase price of approximately $19.1 million. The shopping centers were acquired with cash provided by the line of credit.

On March 10, 2000, the Operating Partnership issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%. Net proceeds were used to pay-down the outstanding balance on the line of credit.

                                      F18

                                                                    SCHEDULE III
                     BRADLEY OPERATING LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

The following table sets forth detail with respect to the properties owned by the Operating Partnership at December 31, 1999 (dollars in thousands). The aggregate cost of those properties for federal income tax purposes was approximately $1,012,746,000.


                                Initial cost                     Gross amount carried at December 31, 1999
                            --------------------                -------------------------------------------
                                                   Capitalized                                                          Lives on
                                      Buildings    Subsequent             Buildings                                       Which
                                        and            to                   and                Accumulated     Date    Depreciation
SHOPPING CENTERS             Land   Improvements   Acquisition   Land   Improvements  Total    Depreciation  Acquired  Is Computed
----------------------      ------  ------------  ------------  ------  ------------  -------  ------------  --------  ------------
GEORGIA
-------
Shenandoah Plaza            $1,333  $ 3,110       $   -         $1,333  $ 3,110       $ 4,443  $  113        1998         39
 Newnan, GA

ILLINOIS
--------
Bartonville Square             471    1,130         218            578    1,241         1,819      56        1998     15 - 39
 Peoria, IL

Butterfield Square           3,902    9,106         (11)         3,911    9,086        12,997     389        1998         39
 Libertyville, IL

Commons of Chicago Ridge     5,087   15,113       2,960          5,879   17,281        23,160   1,520        1996       1-39
 Chicago Ridge, IL

Commons of Crystal Lake      3,546   20,093       2,751          3,546   22,844        26,390   2,098        1996       3-39
 Crystal Lake, IL

Crossroads Centre            2,846    8,538       1,102          2,878    9,608        12,486   2,331        1992       1-39
 Fairview Heights, IL

Fairhills Shopping Center    2,031    4,982          90          2,031    5,072         7,103     327        1997       2-39
 Springfield, IL

Heritage Square              8,047   17,099         243          8,047   17,342        25,389   1,684        1996       1-39
 Naperville, IL

High Point Centre            2,969   16,822         906          3,022   17,675        20,697   1,694        1996       3-39
 Lombard, IL

Parkway Pointe                 799    3,197           -            799    3,197         3,996     205        1997       2-39
 Springfield, IL

Rivercrest Center            7,349   17,147       2,845          7,353   19,988        27,341   3,404        1994       4-39
 Crestwood, IL

Rollins Crossing             1,996    8,509       1,438          2,257    9,686        11,943     933        1996       3-39
 Round Lake Beach, IL

Sangamon Center North        1,952    7,809         (81)         1,939    7,741         9,680     503        1997       2-39
 Springfield, IL

Sheridan Village             2,841   19,010         396          2,935   19,312        22,247   1,902        1996       2-39
 Peoria, IL

Sterling Bazaar              2,120    4,480         648          2,350    4,898         7,248     278        1997/98    1-39
 Peoria, IL

Twin Oaks Centre             1,687    6,062         (46)         1,665    6,038         7,703     219        1998       5-39
 Silvis, IL

Wardcliffe Center              478    1,841         261            538    2,042         2,580     112        1997       6-39
 Peoria, IL

Westview Center              6,417   14,973       3,879          6,188   19,081        25,269   3,568        1993       1-39
 Hanover Park, IL

INDIANA
-------
County Line Mall             5,244   11,066         167          5,255   11,222        16,477     708        1997       5-39
 Indianapolis, IN

Double Tree Plaza            2,370    5,529         150          2,436    5,613         8,049     189        1998         39
 Winfield, IN

Germantown                   2,497    5,735         (28)         2,439    5,765         8,204     221        1998       2-39
 Jasper, IN


                                      F19


                                 Initial cost                  Gross amount carried at December 31, 1999
                              ------------------               ------------------------------------------
                                                 Capitalized                                                           Lives on
                                     Buildings    Subsequent           Buildings                                         Which
                                        and          to                   and                Accumulated     Date     Depreceiation
SHOPPING CENTERS              Land  Improvements  Acquisition   Land   Improvements  Total   Depreciation   Acquired   Is Computed
----------------             -----  ------------  -----------  -----   ------------  -----   ------------   --------  -------------
Kings Plaza                    625      3,046          25        625      3,071      3,696         150        1998         39
 Richmond, IN
Lincoln Plaza                1,015      4,060          15      1,015      4,075      5,090         167        1998       4 - 39
 New Haven, IN
Martin's Bittersweet Plaza     993      3,969          50        993      4,019      5,012         320        1997       4 - 39
 Mishawaka, IN
Rivergate Shopping Center      174      4,645           -        174      4,645      4,819         169        1998         39
 Shelbyville, IN
Sagamore Park                2,209      5,567         594      2,696      5,674      8,370         263        1998       2 - 39
 West Lafayette, IN
Speedway SuperCenter         6,098     34,555       2,953      6,410     37,196     43,606       3,603        1996       3 - 39
 Speedway, IN
The Village                  1,152      6,530       2,230      1,152      8,760      9,912         942        1996       2 - 39
 Gary, IN
Washington Lawndale Commons  2,488     13,062         829      2,488     13,891     16,379       1,574        1996       3 - 39
 Evansville, IN

IOWA
----
Burlington Plaza West          838      4,458          95        853      4,538      5,391         314        1997       2 - 39
 Burlington, IA
Davenport Retail Center      1,125      4,500         109      1,234      4,500      5,734         288        1997         39
 Davenport, IA
Kimberly West                  990      2,718          18        990      2,736      3,726         103        1998       4 - 39
 Davenport, IA
Parkwood Plaza               1,530      7,062         322      1,530      7,384      8,914         495        1997       2 - 39
 Urbandale, IA
Southgate Shopping Center      721      4,441         141        721      4,582      5,303         250        1997       4 - 39
 Des Moines, IA
Spring Village                 925      3,636         153      1,029      3,685      4,714         264        1997       2 - 39
 Davenport, IA
Warren Plaza                 1,103      4,892          65      1,108      4,952      6,060         398        1997       3 - 39
 Dubuque, IA

KANSAS
------
Mid-State Plaza              1,435      3,349       1,037      1,504      4,317      5,821         312        1997       1 - 39
 Salina, KS
Santa Fe Square              1,999      7,089         427      2,105      7,410      9,515         581        1996       3 - 39
 Olathe, KS
Shawnee Parkway Plaza        1,838      4,290          26      1,838      4,316      6,154         156        1998       4 - 39
 Shawnee, KS
Westchester Square           3,279      9,837         161      3,311      9,966     13,277         574        1997       3 - 39
 Lenexa, KS

KENTUCKY
--------
Camelot Shopping Center      2,595      6,052          28      2,596      6,079      8,675         260        1998      15 - 39
 Louisville, KY
Dixie Plaza                  1,116      2,567           -      1,116      2,567      3,683         110        1998         39
 Louisville, KY
Midtown Mall                 1,490      5,953           6      1,490      5,959      7,449         280        1998       5 - 39
 Ashland, KY
Plainview Village            3,630      8,470         204      3,795      8,509     12,304         373        1998       3 - 39
 Louisville, KY
Stony Brook Center           3,106      9,319         196      3,121      9,500     12,621         946        1996       2 - 39
 Louisville, KY

                                      F20


                                 Initial cost                     Gross amount carried at December 31, 1999
                             ---------------------                -----------------------------------------
                                                    Capitalized                                                          Lives on
                                        Buildings   Subsequent            Buildings                                        Which
                                          and           to                   and                Accumulated     Date    Depreciation
SHOPPING CENTERS              Land    Improvements  Acquisition   Land   Improvements   Total   Depreciation  Acquired  Is Computed
--------------------         ------   ------------  -----------  ------  ------------  -------  ------------  --------  ------------
MICHIGAN
--------

Cherry Hill Marketplace       373        5,762          2,123       373      7,885       8,258         23       1999           39
 Westland, MI

Courtyard (The)             2,427        7,283             80     2,427      7,363       9,790        355       1998       2 - 39
 Burton, MI

Redford Plaza               5,235       15,460            117     5,235     15,577      20,812        695       1998       2 - 39
 Redford, MI

MINNESOTA
---------

Austin Town Center          2,927        6,835            415     2,971      7,206      10,177         45       1999       4 - 39
 Austin, MN

Brookdale Square            2,230        6,694             54     2,230      6,748       8,978        656       1996       1 - 39
 Brooklyn Center, MN

Burning Tree Plaza            609        3,744          7,717       609     11,461      12,070      2,610       1993       3 - 39
 Duluth, MN

Central Valu Center         1,445        7,097            636     1,448      7,730       9,178        399       1997       1 - 39
 Columbia Heights, MN

Elk Park Center             5,486       10,466          1,597     5,494     12,055      17,549        563       1997       5 - 39
 Elk River, MN

Har Mar Mall                6,551       15,263         10,769     6,786     25,797      32,583      6,195       1992       2 - 39
 Roseville, MN

Hub West                      757          345          4,191       773      4,520       5,293      1,118       1991       7 - 39
 Richfield, MN

Marketplace at 42           4,387        8,857            534     4,387      9,391      13,778         60       1999       2 - 39
 Savage, MN

Richfield Hub               3,000        5,390          5,466     3,028     10,828      13,856      3,986       1988       2 - 39
 Richfield, MN

Roseville Center            1,405        4,040            749     1,405      4,789       6,194        365       1997       1 - 39
 Roseville, MN

Southport Centre            4,239       10,700            140     4,258     10,821      15,079        407       1998       2 - 39
 Apple Valley, MN

Sun Ray Shopping Center        82        2,945         13,170       131     16,066      16,197      9,285       1961       2 - 39
 St. Paul, MN

Terrace Mall                  630        1,706          2,476       630      4,182       4,812      1,015       1993       1 - 39
 Robbinsdale, MN

Westview Valu Center        2,629        6,133            213     2,634      6,341       8,975        328       1997         39
 West St. Paul, MN

Westwind Plaza              1,949        5,547            343     1,949      5,890       7,839        823       1994       4 - 39
 Minnetonka, MN

White Bear Hills              750        3,762            538       755      4,295       5,050        762       1993       3 - 39
 White Bear Lake, MN

MISSOURI
--------

Ellisville Square           3,291        7,679             31     3,304      7,697      11,001        275       1998       5 - 39
 Ellisville, MO

Grandview Plaza               414        2,205         15,313       437     17,495      17,932      6,297       1971       3 - 39
 Florissant, MO

Liberty Corners             1,050        6,057            139     1,187      6,059       7,246        366       1997       3 - 39
 Liberty, MO

Maplewood Square            1,554        3,626             29     1,568      3,641       5,209        109       1998       5 - 39
 Maplewood, MO

Prospect Plaza                893        3,006          5,275       901      8,273       9,174        133       1998       5 - 39
 Gladstone, MO

                                      F21


                                 Initial cost                  Gross amount carried at December 31, 1999
                              ------------------               ------------------------------------------
                                                 Capitalized                                                           Lives on
                                     Buildings    Subsequent           Buildings                                         Which
                                        and          to                   and                Accumulated     Date      Depreciation
SHOPPING CENTERS              Land  Improvements  Acquisition   Land   Improvements  Total   Depreciation   Acquired   Is Computed
----------------             -----  ------------  -----------  -----   ------------  -----   ------------   --------  -------------
Watts Mill Plaza             4,429     10,335        50        4,465      10,349    14,814          310        1998       3 - 39
 Kansas City, MO

NEBRASKA
--------

Bishop Heights                 593        734         -          593         734     1,327           27        1998         39
 Lincoln, NE

Cornhusker Plaza             1,123      3,038         1        1,123       3,039     4,162          110        1998       3 - 39
 South Sioux City, NE

Eastville Plaza                542      3,333         -          542       3,333     3,875          121        1998         39
 Fremont, NE

Edgewood Plaza               1,900     10,764      (500)       1,825      10,339    12,164          376        1998         39
 Lincoln, NE

Ile de Grand                   735      4,204        64          735       4,268     5,003          154        1998       7 - 39
 Grand Island, NE

Meadows (The)                1,359      3,701         -        1,359       3,701     5,060          134        1998         39
 Lincoln, NE

Miracle Hills Park           2,179      5,340      (159)       2,121       5,239     7,360          197        1998       3 - 39
 Omaha, NE

Stockyards Plaza             1,108      6,872         -        1,108       6,872     7,980          103        1999         39
 Omaha, NE

NEW MEXICO
----------

St. Francis Plaza            1,578      3,683         -        1,578       3,683     5,261          440        1995         39
 Santa Fe, NM

OHIO
----

30th Street Plaza              990      6,728     2,492          990       9,220    10,210           53        1999       2 - 39
 Canton, OH

Clock Tower Plaza            2,870     11,909         4        2,875      11,908    14,783          407        1998       5 - 39
 Lima, OH

Salem Consumer Square        5,974     21,380        52        5,975      21,431    27,406          732        1998       2 - 39
 Trotwood, OH

SOUTH DAKOTA
------------

Baken Park                   2,388      7,002     2,277        2,410       9,257    11,667          392        1997       1 - 39
 Rapid City, SD

TENNESSEE
---------

Williamson Square            2,570     14,561       437        2,570      14,998    17,568        1,592        1996       2 - 39
 Franklin, TN

WISCONSIN
---------

Fairacres Shopping Center    1,549      3,806         5        1,549       3,811     5,360          141        1998       2 - 39
 Oshkosh, WI

Fitchburg Ridge                764      1,783      (295)         674       1,578     2,252           57        1998       7 - 39
 Fitchburg, WI

Fox River Plaza              1,548      6,106       104        1,611       6,147     7,758          258        1998       3 - 39
 Burlington, WI

Garden Plaza                 1,384      3,962        25        1,384       3,987     5,371          163        1998       2 - 39
 Franklin, WI

Madison Plaza                2,014      6,121       171        2,077       6,229     8,306          382        1997       3 - 39
 Madison, WI

Mequon Pavilions             2,761     15,647       217        2,761      15,864    18,625        1,563        1996       2 - 39
 Mequon, WI

Moorland Square              1,919      5,119         3        1,919       5,122     7,041          186        1998           39
 New Berlin, WI

                                      F22

                          Initial cost                         Gross amount carried at December 31, 1999
                     -----------------------               ------------------------------------------------
                                              Capitalized                                                                 Lives on
                                 Buildings    Subsequent              Buildings                                            Which
                                    and           to                     and                    Accumulated    Date     Depreciation
SHOPPING CENTERS        Land    Improvements  Acquisition     Land   Improvements     Total    Depreciation   Acquired  Is Computed
----------------     --------   ------------  -----------  --------  ------------  ----------  ------------   --------  ------------
Oak Creek Centre        1,478       3,448           309       1,469       3,766         5,235         207      1998        3 - 39
   Oak Creek, WI
Park Plaza                970       4,020             3         970       4,023         4,993         215      1997        5 - 39
   Manitowoc, WI
Spring Mall             1,790      12,317           434       1,824      12,717        14,541         663      1997       15 - 39
   Greenfield, WI
Taylor Heights          1,133       6,387            40       1,133       6,427         7,560         103      1999        3 - 39
   Sheboygan, WI     --------    --------      --------    --------    --------    ----------     -------

SUBTOTAL             $210,417    $698,320      $105,421    $213,833    $800,325    $1,014,158     $81,302
                     --------    --------      --------    --------    --------    ----------     -------
Real estate
   held for sale        9,028      20,928           (66)      8,639      21,251        29,890           -      1998
                     --------    --------      --------    --------    --------    ----------     -------
GRAND TOTAL          $219,445    $719,248      $105,355    $222,472    $821,576    $1,044,048     $81,302
                     ========    ========      ========    ========    ========    ==========     =======

COST:                                                               December 31,
                                                 ---------------------------------------------------
                                                      1999               1998              1997
                                                 ---------------     -------------     -------------
Balance, beginning of year                       $  982,957,000      $680,795,000      $507,631,000
Acquisitions and other additions                     78,013,000       359,507,000       199,301,000
Sale of properties and other deductions             (16,922,000)      (57,345,000)      (26,137,000)
                                                 --------------      ------------      ------------
Balance, end of year                             $1,044,048,000      $982,957,000      $680,795,000
                                                 ==============      ============      ============


ACCUMULATED DEPRECIATION:

Balance, beginning of year                       $   59,196,000      $ 42,430,000      $ 37,883,000
Depreciation provided                                22,632,000        18,670,000        13,407,000
Sale of properties and other deductions                (526,000)       (1,904,000)       (8,860,000)
                                                 --------------      ------------      ------------
Balance, end of year                             $   81,302,000      $ 59,196,000      $ 42,430,000
                                                 ==============      ============      ============




                                      F23

                          INDEPENDENT AUDITORS' REPORT



  The Board of Directors of Bradley Real Estate, Inc. and Unit Holders of Bradley Operating Limited Partnership:

  We have audited the consolidated financial statements of Bradley Operating Limited Partnership and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bradley Operating Limited Partnership and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                            KPMG LLP



  Chicago, Illinois
  January 21, 2000, except as to Note 15, which is as of March 10, 2000

                                      F24