Form 10-Q
period 2000-06-30
BRADLEY OPERATING L P
filed 2000-08-11
CIK 1039189

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 2000 or

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
                   (Dollars in thousands, except unit data)
                                  (UNAUDITED)

                                                                                                 June 30,       December 31,
                                                                                                   2000             1999
                                                                                              ------------------------------
ASSETS:

Real estate investments -- at cost                                                               $1,046,042       $1,014,158
Accumulated depreciation and amortization                                                           (91,767)         (81,302)
                                                                                              ------------------------------

Net real estate investments                                                                         954,275          932,856

Real estate investments held for sale                                                                     -           29,890

Other assets:
 Cash and cash equivalents                                                                                -            4,434
 Rents and other receivables, net of allowance for doubtful accounts
   of $4,156 for 2000 and $4,545 for 1999                                                            14,233           12,273
 Deferred charges, net and other assets                                                              18,063           16,714
                                                                                              ------------------------------

Total assets                                                                                     $  986,571       $  996,167
                                                                                              ==============================
LIABILITIES AND PARTNERS' CAPITAL:

Mortgage loans                                                                                   $   93,436       $  100,718
Unsecured notes payable                                                                             274,616          199,604
Line of credit                                                                                       86,000          144,500
Accounts payable, accrued expenses and other liabilities                                             33,462           33,476
                                                                                              ------------------------------

Total liabilities                                                                                   487,514          478,298
                                                                                              ------------------------------

Minority interest                                                                                       359              381
                                                                                              ------------------------------
Partners' capital:
 General partner, common; issued and outstanding 22,136,119 and 23,079,357
   units at June 30, 2000 and December 31, 1999, respectively                                       320,352          337,994
 General partner, Series A preferred (liquidation preference $25.00 per unit);
   issued and outstanding 3,478,219  units at June 30, 2000 and December 31, 1999                    86,802           86,802
 Limited partners, common; issued and outstanding 1,250,682 and 1,314,347
   units at June 30, 2000 and December 31, 1999, respectively                                        18,100           19,248
 Limited partners, Series B preferred (liquidation preference $25.00 per unit);
   issued and outstanding 2,000,000 units at June 30, 2000 and December 31, 1999                     49,100           49,100
 Limited partners, Series C preferred (liquidation preference $25.00 per unit);
   issued and outstanding 1,000,000 units at June 30, 2000 and December 31, 1999                     24,344           24,344
                                                                                              ------------------------------

Total partners' capital                                                                             498,698          517,488
                                                                                              ------------------------------

Total liabilities and partners' capital                                                          $  986,571       $  996,167
                                                                                              ==============================

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per unit data)
                                  (UNAUDITED)

                                                                                      Three months ended         Six months ended
                                                                                           June 30,                  June 30,
                                                                                  ------------------------  -----------------------
                                                                                      2000         1999         2000         1999
                                                                                  ------------  ----------  -----------  ----------
REVENUE:
       Rental income and recoveries from tenants                                     $39,370      $36,872      $80,148      $75,582
        Other income                                                                     489          686        1,542        1,329
                                                                                  ------------  ----------  -----------  ----------
                                                                                      39,859       37,558       81,690       76,911
                                                                                  ------------  ----------  -----------  ----------
EXPENSES:
        Operations, maintenance and management                                         4,741        5,405       10,834       12,083
        Real estate taxes                                                              5,831        5,556       11,902       11,671
        Mortgage and other interest                                                    8,254        7,182       16,489       14,869
        General and administrative                                                     1,628        1,686        3,318        3,664
        Provision for merger related expenses                                          1,606            -        1,806            -
        Depreciation and amortization                                                  7,021        6,484       13,885       12,941
                                                                                  ------------  ----------  -----------  ----------
                                                                                      29,081       26,313       58,234       55,228
                                                                                  ------------  ----------  -----------  ----------

Income before equity in earnings of partnership and net gain on sale of
  properties                                                                          10,778       11,245       23,456       21,683
Equity in earnings of partnership                                                          -          153            -          500
Net gain on sale of properties                                                             -            -          205            -
                                                                                  ------------  ----------  -----------  ----------

Income before allocation to minority interest                                         10,778       11,398       23,661       22,183
Income allocated to minority interest                                                    (17)         (27)         (39)         (48)
                                                                                  ------------  ----------  -----------  ----------
Net income                                                                            10,761       11,371       23,622       22,135

Preferred unit distributions                                                          (3,490)      (2,935)      (6,980)      (5,217)
                                                                                  ------------  ----------  -----------  ----------


Net income attributable to common unit holders                                       $ 7,271      $ 8,436      $16,642      $16,918
                                                                                  ============  ==========  ===========  ==========

Earnings per common unit:
      Basic                                                                          $  0.31      $  0.33      $  0.70      $  0.66
                                                                                  ============  ==========  ===========  ==========
      Diluted                                                                        $  0.31      $  0.33      $  0.70      $  0.66
                                                                                  ============  ==========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)
                                  (UNAUDITED)



                                                                 General                     Limited       Limited
                                                   General       Partner,      Limited      Partners,     Partners,
                                                   Partner,      Series A     Partners,      Series B      Series C
                                                    common      preferred       common      preferred     preferred       Total
                                                ------------  -----------  ------------  -------------  ------------  -----------

Balance at December 31, 1999                       $337,994       $86,802       $19,248       $49,100       $24,344      $517,488
  Net income                                         15,752         3,652           890         2,218         1,110        23,622
  Distributions on common units                     (17,251)            -          (951)            -             -       (18,202)
  Distributions on preferred units                        -        (3,652)            -        (2,218)       (1,110)       (6,980)
  Capital contributions                                  (1)            -             -             -             -            (1)
  Redemption of LP Units                                  -             -        (1,077)            -             -        (1,077)
  Repurchase of GP common units                     (16,152)            -             -             -             -       (16,152)
  GP common units issued upon
     redemption of LP Units                              17             -           (17)            -             -             -
  Reallocation of partners' capital                      (7)            -             7             -             -             -
                                                ------------  -----------  ------------  -------------  ------------  -----------

Balance at June 30, 2000                           $320,352       $86,802       $18,100       $49,100       $24,344      $498,698
                                                ============  ===========  ============  =============  ============  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
  Net income                                              $  23,622    $ 22,135
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            13,885      12,941
    Equity in earnings of partnership                             -        (500)
    Amortization of debt premiums, net of discounts            (422)       (479)
    Net gain on sale of properties                             (205)          -
    Income allocated to minority interest                        39          48
  Change in operating assets and liabilities:
    Increase in rents and other receivables                  (2,069)     (1,969)
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities                  1,171        (181)
    Increase in deferred charges                             (2,067)     (1,064)
                                                          ---------    --------
        Net cash provided by operating activities            33,954      30,931
                                                          ---------    --------

Cash flows from investing activities:
  Expenditures for real estate acquisitions                 (18,895)    (21,636)
  Expenditures for developments and redevelopments          (10,709)     (2,249)
  Expenditures for other capital improvements                (6,601)     (4,685)
  Net proceeds from sale of properties                       30,622      16,899
  Cash distributions from partnership                             -       3,943
                                                          ---------    --------
        Net cash used in investing activities                (5,583)     (7,728)
                                                          ---------    --------

Cash flows from financing activities:
  Borrowings from line of credit                             67,500      46,900
  Payments under line of credit                            (126,000)    (95,500)
  Proceeds from issuance of unsecured notes payable          74,981           -
  Expenditures for financing costs                           (1,022)        (59)
  Repayment of mortgage loans                                (5,994)          -
  Principal payments on mortgage loans                         (835)       (823)
  Distributions paid to common unit holders                 (18,202)    (19,249)
  Distributions paid to preferred unit holders               (6,980)     (5,217)
  Capital contributions                                          (1)      1,605
  Net proceeds from issuance of Series B preferred units          -      49,100
  Repurchase of GP common units                             (16,152)          -
  Payments to redeem limited partnership units               (1,077)     (1,114)
  Cash disbursed but not presented to bank                      977           -
                                                          ---------    --------
        Net cash used in financing activities               (32,805)    (24,357)
                                                          ---------    --------


Net decrease in cash and cash equivalents                    (4,434)     (1,154)

Cash and cash equivalents:
  Beginning of period                                         4,434       1,262
                                                          ---------    --------
  End of period                                           $       -    $    108
                                                          =========    ========

Supplemental cash flow information:
  Interest paid, net of amount capitalized                $  14,777    $ 15,499
                                                          =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     BRADLEY OPERATING LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (UNAUDITED)


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

NOTE 2 - MERGER AGREEMENT

On May 15, 2000, the Company entered into an agreement and plan of merger with Heritage Property Investment Trust, Inc., a privately-owned real estate investment trust headquartered in Boston, Massachusetts, pursuant to which Bradley will be merged with and into a wholly-owned subsidiary of Heritage. Following the merger, the Operating Partnership will continue to exist and operate the existing portfolio of properties. However, Heritage's subsidiary will succeed the Company as the Operating Partnership's sole general partner and Heritage will become responsible for the management of the portfolio and the Operating Partnership. Under terms of the merger agreement, each outstanding share of Bradley's common stock will be converted into the right to receive $22.00 per share cash, and each outstanding share of Bradley's 8.4% Series A Convertible Preferred Stock will be converted into the right to receive approximately $22.458 per share in cash in accordance with their terms, based on the conversion ratio into common stock of approximately 1.0208. Under terms of the merger agreement, the Operating Partnership's $275 million in outstanding Unsecured Notes, the Series B Preferred Units, and the Series C Preferred Units will remain outstanding.

As part of the merger, the Company will adopt certain amendments to the Second Restated Agreement of Limited Partnership. In connection with the merger, LP Unit holders will be offered the opportunity to either sell their units to Heritage for $22.00 per unit or to choose to remain an LP Unit holder. Heritage will not complete the offer unless the merger is also completed. As a result, the conditions to closing the merger are effectively the conditions to closing the offer. If the merger does not close for any reason, Heritage will not make any cash payments to the holders of LP Units tendered, and the limited partnership agreement will not be amended. The Series A Preferred Units will convert into GP Units at the effective time of the merger in accordance with their terms.

The Company retained Deutsche Bank as its financial advisor in connection with the merger pursuant to a letter agreement dated May 1, 2000. As compensation for Deutsche Bank's services in connection with the merger, the Company has paid Deutsche Bank a cash fee of $350,000, which has been reflected in the accompanying financial statements. The Company has agreed to pay an additional cash fee of $2,150,000 if the merger is consummated.

Prudential Real Estate Investors ("PREI") and Prudential Mortgage Capital Company ("PMCC") have provided equity and debt financing commitments to Heritage for the transaction. PMCC is the commercial mortgage arm of The Prudential Insurance Company of America, while PREI acts as Prudential's global real estate money management and advisory firm.

The merger agreement has been unanimously approved by the boards of directors of both Bradley and Heritage. The merger is subject to customary closing conditions, including approval by the stockholders of Bradley. It is anticipated that the transaction will close in the third quarter of 2000.

Heritage will use the purchase method of accounting for the merger. Under the purchase method of accounting, the purchase price is allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition.

NOTE 3 - EARNINGS PER COMMON UNIT

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


                                                                    Three months ended           Six months ended
                                                                         June 30,                    June 30,
                                                               --------------------------   -------------------------
                                                                    2000          1999          2000          1999
                                                               ------------   -----------   -----------   -----------
Basic
  Weighted average common units                                  23,387,774    25,444,494    23,637,815    25,441,252
                                                               ============   ===========   ===========   ===========
Diluted
  Weighted average common units                                  23,387,774    25,444,494    23,637,815    25,441,252
  Effect of dilutive securities:
    Stock options                                                   100,706        40,101        51,628        34,823
                                                               ------------   -----------   -----------   -----------

  Weighted average common units and assumed conversions          23,488,480    25,484,595    23,689,443    25,476,075
                                                               ============  ============  ============  ============

For the six months ended June 30, 2000 and 1999, options to purchase 646,050 shares of the Company's common stock at prices ranging from $19.35 to $21.35 and 609,250 shares of the Company's common stock at prices ranging from $19.90 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those periods, thereby having an anti-dilutive impact on basic EPU. Series A Preferred unit distributions of $3,652,000 during each of the six month periods ended June 30, 2000 and 1999, and the effect on the denominator of the conversion of the convertible preferred units outstanding during the period into 3,550,652 common units for the period ended June 30, 2000, and 3,550,912 common units for the period ended June 30, 1999, were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive.

For the quarters ended June 30, 2000 and 1999, options to purchase 583,750 shares of the Company's common stock at prices ranging from $19.90 to $21.35 and 158,750 shares of the Company's common stock at prices ranging from $20.25 to $21.35 were outstanding during each of the respective periods but were not included in the computation of diluted EPU because the options' exercise prices were greater than the average market prices of the Company's common shares during those periods, thereby having an anti-dilutive impact on basic EPU. Series A Preferred unit distributions of $1,826,000 during each of the quarters ended June 30, 2000 and 1999, and the effect on the denominator of the conversion of the convertible preferred units outstanding during the period into 3,550,652 common units for the quarter ended June 30, 2000, and 3,550,910 common units for the quarter ended June 30, 1999, were not included in the computation of diluted EPU because the impact on basic EPU was anti-dilutive.

NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE

During the first six months of 2000, 1,229 shares of the Company's common stock were issued in exchange for an equivalent number of LP Units.

NOTE 5 - STOCK REPURCHASE PROGRAM

In November 1999, the Company's Board of Directors authorized the repurchase of up to two million shares of outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. The share repurchase program was in effect until December 31, 2000, or until the authorized limit had been reached. The Operating Partnership effectively repurchases one common GP Unit from the Company for each common share repurchased by the Company. Through June 30, 2000, the Operating Partnership repurchased 1,925,500 common GP Units at an average price of $16.97 per unit, representing the equivalent number and price of common shares purchased by the Company. The share repurchase program was suspended in connection with entering into the merger agreement.

NOTE 6 - SEGMENT REPORTING

As of June 30, 2000, the Operating Partnership owned 96 shopping centers located primarily in the Midwest region of the United States. Such shopping centers are typically anchored by grocery and drug stores complemented with stores providing a wide range of other goods and services to shoppers. The Operating Partnership assesses and measures operating results on an individual property basis for each of its 96 shopping centers without differentiation, based on net operating income, and then converts such amounts in the aggregate to a performance measure referred to as Funds from Operations ("FFO"). Since all of the Operating Partnership's shopping centers exhibit similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.

The revenue and net operating income for the reportable segment and for the Operating Partnership, the computation of FFO for the Operating Partnership, and a reconciliation to net income attributable to common unit holders, are as follows for the three and six month periods ended June 30, 2000 and 1999 (dollars in thousands):


                                                         Three months ended             Six months ended
                                                               June 30,                     June 30,
                                                      -------------------------     ----------------------
                                                        2000           1999           2000          1999
                                                      ---------      ---------      ---------     --------
Total property revenue                                $ 39,781       $ 37,345       $ 81,519      $ 76,410
Total property expenses                                (10,572)       (10,961)       (22,736)      (23,754)
                                                      --------       --------       --------      --------
Net operating income                                    29,209         26,384         58,783        52,656
                                                      --------       --------       --------      --------
NON-PROPERTY (INCOME) EXPENSES:
Other non-property income                                  (78)          (213)          (171)         (501)
Equity in earnings of partnership, excluding
  depreciation and amortization                             -            (210)            -           (600)
Mortgage and other interest                              8,254          7,182         16,489        14,869
General and administrative                               1,628          1,686          3,318         3,664
Provision for merger related expenses                    1,606             -           1,806            -
Amortization of deferred finance and non-real
  estate related costs                                     319            280            602           559
Preferred unit distributions                             3,490          2,935          6,980         5,217
Income allocated to minority interest                       17             27             39            48
                                                      --------       --------       --------      --------
                                                        15,236         11,687         29,063        23,256
                                                      --------       --------       --------      --------
Funds from Operations                                 $ 13,973       $ 14,697       $ 29,720      $ 29,400
                                                      ========       ========       ========      ========

                                                          Three months ended        Six months ended
                                                               June 30,                 June 30,
                                                         --------------------    ----------------------
                                                           2000        1999        2000         1999
                                                         --------    --------    ---------    ---------
RECONCILIATION TO NET INCOME
ATTRIBUTABLE TO COMMON UNIT HOLDERS:
Funds from Operations                                    $13,973     $14,697     $ 29,720     $ 29,400
Depreciation of real estate assets and amortization
  of tenant improvements                                  (6,244)     (5,553)     (12,372)     (11,002)
Amortization of deferred leasing commissions                (458)       (353)        (911)        (784)
Other amortization                                             -        (298)           -         (596)
Depreciation and amortization included in equity in
  earnings of partnership                                      -         (57)           -         (100)
Net gain on sale of properties                                 -           -          205            -
                                                         -------     -------     --------     --------
Net income attributable to common unit holders           $ 7,271     $ 8,436     $ 16,642     $ 16,918
                                                         =======     =======     ========     ========

NOTE 7 -  ACQUISITION AND DISPOSITION ACTIVITY

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

NOTE 8 - ISSUANCE OF UNSECURED NOTES

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income attributable to common unit holders decreased $276,000 from $16,918,000 in the first half of 1999 to $16,642,000 in the first half of 2000. Net income attributable to common unit holders decreased $1,165,000 from $8,436,000 in the second quarter of 1999 to $7,271,000 in the second quarter of 2000. Basic and diluted earnings per common unit increased $0.04 per common unit from $0.66 per common unit in the first half of 1999 to $0.70 per common unit in the first half of 2000. Earnings per common unit reflect weighted average common units outstanding of 23,637,815 during the first half of 2000, compared with 25,441,252 during the first half of 1999. Basic and diluted earnings per common unit decreased $0.02 per common unit from $0.33 per common unit in the second quarter of 1999 to $0.31 per common unit in the second quarter of 2000. Earnings per common unit reflect weighted average common units outstanding of 23,387,774 during the second quarter of 2000, compared with 25,444,494 during the second quarter of 1999. The reduction in weighted average common units outstanding during 2000 compared with 1999 is attributable to the repurchase of 1,925,500 common units under our repurchase program authorized by the Company's Board of Directors in November 1999.

The results for both the six and three-month periods were negatively impacted by a provision for merger related expenses of $1,806,000 and $1,606,000, respectively, in connection with a definitive merger agreement entered into on May 15, 2000 pursuant to which we will merge into a wholly-owned subsidiary of Heritage Property Investment Trust, Inc., a private real estate investment trust headquartered in Boston, Massachusetts. Excluding the provision for merger related expenses, for the first half of 2000 basic and diluted earnings per common unit were $0.78 per common unit, an increase of $0.12 per common unit, or 18.2% from the first half of 1999. Excluding the provision for merger related expenses, basic and diluted earnings per common unit were $0.38 per common unit in the second quarter of 2000, an increase of $0.05 per common unit, or 15.2% from the second quarter of 1999.

During the first quarter of 2000, we completed the acquisitions of two shopping centers for an aggregate purchase price of approximately $19.1 million. On March 31, 2000, we sold three enclosed malls for an aggregate gross sales price of approximately $31 million, resulting in a gain on sale of $205,000 for financial reporting purposes. During the second quarter of 1999, we completed the acquisitions of two shopping centers for an aggregate purchase price of $13.9 million, and sold three properties for an aggregate gross sales price of $17.3 million. During the second quarter of 1999, we also acquired the 50% non-owned portion of the two shopping centers held by the joint venture acquired in connection with the merger acquisition of Mid-America. As a result, these two shopping centers are consolidated for financial reporting purposes. During the fourth quarter of 1999, we also acquired two additional shopping centers for an aggregate purchase price of $23.0 million. Differences in results of operations for the six and three-month periods ended June 30, 2000 compared with the same periods in 1999 were driven largely by the acquisition and disposition activity.

Property net operating income increased $6,127,000, or 11.6% from $52,656,000 for the six months ended June 30, 1999 to $58,783,000 for the six months ended June 30, 2000. Property net operating income increased $2,825,000, or 10.7%, from $26,384,000 during the second quarter of 1999 to $29,209,000 during the second quarter of 2000. Our results of operations for properties consolidated for financial reporting purposes for the first half and second quarter of 1999 and 2000 reflect 88 properties that were held for both the six and three-month periods and 14 properties that we purchased or sold between the two periods. As of June 30, 2000, we owned 96 shopping centers.

Property Specific Revenue and Expenses (in thousands of dollars):

                                                  Six months ended
                                                      June 30,                                            Properties
                                               ---------------------                     Acquisitions/    Held Both
                                                 2000          1999       Difference     Dispositions      Periods
                                               -------       -------      ----------     -------------    ----------
Rental income and recoveries from tenants      $80,148       $75,582       $ 4,566          $1,652        $ 2,914
Other property operating income                  1,371           828           543               6            537
Operations, maintenance and management          10,834        12,083        (1,249)            (56)        (1,193)
Real estate taxes                               11,902        11,671           231             123            108
Depreciation and amortization                   13,885        12,941           944             682            262

                                                Three months ended
                                                     June 30,                                            Properties
                                               --------------------                     Acquisitions/    Held Both
                                                 2000         1999       Difference     Dispositions      Periods
                                               -------      -------      ----------     -------------    ----------
Rental income and recoveries from tenants      $39,370      $36,872        $2,498           $ 302          $2,196
Other property operating income                    411          473           (62)              3             (65)
Operations, maintenance and management           4,741        5,405          (664)           (211)           (453)
Real estate taxes                                5,831        5,556           275             (15)            290
Depreciation and amortization                    7,021        6,484           537             356             181

Results attributable to acquisition and disposition activities:

Rental income and recoveries from tenants increased from $75,582,000 in the first half of 1999 to $80,148,000 in the first half of 2000 and from $36,872,000 in the second quarter of 1999 to $39,370,000 in the second quarter of 2000. Approximately $4,146,000 of the increase during the six-month period was attributable to acquisition activities, partially offset by $2,494,000 attributable to disposition activities. Approximately $2,053,000 of the increase during the three-month period ended June 30, 2000 was attributable to acquisition activities, partially offset by $1,751,000 attributable to disposition activities.

Other property operating income increased from $828,000 in the first half of 2000 to $1,371,000 in the first half of 2000, but decreased from $473,000 during the second quarter of 1999 to $411,000 during the second quarter of 2000. Substantially all of the changes for both the six and three-month periods were attributable to properties held both periods.

Operations, maintenance and management expense decreased from $12,083,000 in the first half of 1999 to $10,834,000 in the first half of 2000 and from $5,405,000 in the second quarter of 1999 to $4,741,000 in the second quarter of 2000. Approximately $1,193,000 of the decrease during the six-month period resulted from decreases from properties held both periods, while $56,000 was attributable to acquisition and disposition activities. For the three-month period ended June 30, 2000, $453,000 resulted from properties held both periods while $211,000 was attributable to acquisition and disposition activities.

Real estate taxes increased from $11,671,000 in the first half of 1999 to $11,902,000 in the first half of 2000 and from $5,556,000 in the second quarter of 1999 to $5,831,000 in the second quarter of 2000. Real estate taxes increased $108,000 for properties held during both six-month periods ended June 30, 2000 and 1999. Real estate taxes increased $123,000 for properties acquired, net of real estate taxes eliminated for properties sold, during 1999 and 2000. For the three-month period, real estate taxes increased $290,000 for properties held both quarters, and decreased $15,000 for properties acquired, net of real estate taxes eliminated for properties sold between the two quarters.

Depreciation and amortization increased from $12,941,000 in the first half of 1999 to $13,885,000 in the first half of 2000 and from $6,484,000 in the second quarter of 1999 to $7,021,000 in the second quarter of 2000. Approximately $682,000 of the increase during the six-month period was attributable to acquisition and disposition activities. For the three-month period, $356,000 of the increase was attributable to acquisition and disposition activities.

Results for properties fully operating throughout both periods:

Rental income and recoveries from tenants increased $2,914,000 for properties held throughout both six-month periods and $2,196,000 for properties held throughout both second quarters of 1999 and 2000. Rental income increased $728,000 at Har Mar Mall during the first half of 2000 compared with the first half of 1999, and $814,000 during the second quarter of 2000 compared with the second quarter of 1999, due to the receipt of $734,000 in proceeds from a bankruptcy settlement for the termination of a former lease with HomePlace, which vacated in 1998. Rental income increased $668,000 at Heritage Square during the first half of 2000 compared with the first half of 1999 due to the commencement of a 62,000 square-foot lease with Carson Pirie Scott in the third quarter of 1999, a lease termination receipt from Strouds in the first quarter of 2000, and the replacement of Strouds with a 27,000 square-foot lease with DSW Designer Shoe Warehouse during the second quarter of 2000 at a slightly higher rent, and the commencement of a 47,000 square-foot lease with HomeLife in the second quarter of 2000. The leases with Carson Pirie Scott and HomeLife also contributed to an increase of $235,000 in rental income at this property during the second quarter of 2000 compared with the second quarter of 1999. Rental income increased approximately $240,000 at Prospect Plaza during the six and three-month periods ended June 30, 2000 compared with the same periods in 1999, due to the commencement of several new leases, primarily a new 62,000 square-foot Hen House grocery store, resulting from the substantial completion of this redevelopment project during the first quarter of 2000.

An increase in rental income at Germantown Shopping Center during the six and three-month periods ended June 30, 2000 compared with the same periods in 1999 resulting from the receipt of a lease termination fee from a 110,000 square-foot Wal-Mart store in the second quarter of 2000 was largely offset by a reduction in rental income at Speedway SuperCenter during the same periods due to the receipt of a lease termination fee from PetsMart in the second quarter of 1999. Two new leases for a 55,000 square-foot Elder-Beerman store and a 40,000 square-foot Quality Farm and Fleet store have been signed to replace the Wal-Mart vacancy at Germantown Shopping Center. The lease with Elder-Beerman is expected to commence in the third quarter of 2000, while the lease with Quality Farm and Fleet is expected to commence in the fourth quarter of 2000.

During September 1999, we were notified that Hechinger Co., the operator of an 85,000 square-foot Home Quarters store at Grandview Plaza, would liquidate its assets in order to pay off creditors. As a result of the liquidation, the store closed and ceased paying rent in January 2000, resulting in a $445,000 decrease in rental income at this property for the first half of 2000 compared with the first half of 1999, and $180,000 for the second quarter of 2000 compared with the second quarter of 1999. Although we are in preliminary discussions with several retailers to replace this lease, a reduction in rental revenue is expected to continue at this property, since we do not expect a new lease to commence prior to the end of 2000.

The increase in other property income during the first half of 2000 compared with the same period in 1999 was due to the receipt in the first quarter of 2000, of $487,000 as a settlement over a dispute with a former tenant and guarantor of a portion of a 54,000 square-foot space previously leased to HomePlace at Har Mar Mall. HomePlace declared bankruptcy in January 1998 and vacated the center in August 1998. A lease with a new grocery tenant at Har Mar Mall to replace the vacant HomePlace space is currently under negotiation, although there can be no assurance that this lease will be completed.

A decrease in operations, maintenance, and management expense in the first half of 2000 from the first half of 1999 resulted from winter storms in the Midwest occurring during the first quarter of 1999. Snow removal expenses were approximately $518,000 lower in the first half of 2000 compared with the first half of 1999. Operations, maintenance and management expense also decreased during both the six and three-month periods of 2000 compared with the same periods in 1999 due to a reduction in bad debt expense, due to the bankruptcies of Discovery Zone, previously located at four of our centers, and Home Quarters, located at Grandview Plaza, during the second quarter of 1999.

Non-Property Specific Revenue and Expenses:

Other non-property income decreased from $501,000 during the first half of 1999 to $171,000 during the first half of 2000 and from $213,000 during the second quarter of 1999 to $78,000 during the second quarter of 2000. The reduction in other non-property income for both the six and three-month periods primarily resulted from maintaining lower cash balances generating less interest income, along with a reduction in third party management and leasing fees generated in 1999.

Mortgage and other interest expense increased from $14,869,000 during the first half of 1999 to $16,489,000 during the first half of 2000 and from $7,182,000 for the second quarter of 1999 to $8,254,000 for the second quarter of 2000. On March 10, 2000, we issued $75 million, 8.875% six-year unsecured Notes maturing March 15, 2006. Proceeds from the offering were used to reduce outstanding borrowings under the line of credit. Interest incurred on these unsecured Notes amounted to $2,072,000 during the first half of 2000, and $1,665,000 during the second quarter of 2000. A lower weighted average balance outstanding on the line of credit during the first half of 2000 compared with the first half of 1999, and during the second quarter of 2000 compared with the second quarter of 1999, resulted in a decrease in interest expense on the line of credit of $288,000 from the first half of 1999, and a decrease of $457,000 from the second quarter of 1999. The positive impact on interest expense as a result of the decrease in the weighted average balance outstanding on the line of credit was partially offset by higher interest rates in 2000 compared with 1999. The decrease in interest expense on the line of credit is also net of an increase in the amount of interest capitalized during the six and three-month periods of 2000 compared with the same periods of 1999, which results from our increased focus on development and redevelopment initiatives which have been funded with the line of credit. The reduction in the weighted average balances outstanding on the line of credit for the six and three-month periods of 2000 compared with the same periods in 1999 primarily resulted from the pay-down of the line of credit with proceeds of approximately $75 million from the unsecured Notes offering on March 10, 2000, as well as from the pay-down with approximately $31 million in proceeds generated from the sale of three enclosed malls on March 31, 2000. Interest expense on mortgage notes decreased $164,000 during the first half of 2000 compared with the first half of 1999, and by $136,000 during the second quarter of 2000 compared with the second quarter of 1999, primarily due to the repayment of the mortgage note secured by Watts Mill Plaza upon its maturity in the first quarter of 2000. Our total weighted average interest rate increased to 7.67% for the second quarter of 2000 from 7.05% for the second quarter of 1999.

General and administrative expense decreased from $3,664,000 during the first half of 1999 to $3,318,000 during the first half of 2000, and from $1,686,000 during the second quarter of 1999 to $1,628,000 during the second quarter of 2000. These reductions primarily resulted from expense control savings in numerous categories, including office supplies and services, travel and entertainment, and franchise taxes and related fees.

During February 1999, we took advantage of an opportunity to replace $50 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units"). We took advantage of a similar opportunity during September 1999, replacing $25 million of short-term floating rate debt under the line of credit with the issuance of 8.875% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units"). Although the spreads between the interest rate then and currently available under the line of credit facility and the rates associated with the Series B and C Preferred Units are dilutive in the short-term, the infusion of such permanent capital reduced the amount of outstanding indebtedness and increased the capacity under the line of credit, providing us with additional flexibility to take advantage of the favorable acquisition, development, and redevelopment opportunities we continue to identify from both prospective acquisitions in our target markets and from shopping centers in our core portfolio. Distributions on the Series B and C Preferred Units were $1,565,000 during the first half of 1999 and $3,328,000, during the first half of 2000. Distributions on the Series B and C Preferred Units were $1,109,000 during the second quarter of 1999 and $1,664,000 during the second quarter of 2000.

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

We consider our liquidity and ability to generate cash from operating and from financing activities to be sufficient to meet our operating expenses, development costs, debt service and distribution requirements for at least a year. As of June 30, 2000, our financial liquidity was provided by the unused balance on our bank line of credit of $164 million. In addition, the Company has an effective "shelf" registration statement under which it may issue up to $201.4 million in equity securities, and the Operating Partnership has an additional "shelf" registration statement under which we may issue up to $325 million in unsecured, non-convertible investment grade debt securities. The "shelf" registration statements provide the Company and the Operating Partnership with the flexibility to issue additional equity or debt securities from time to time when we determine that market conditions and the opportunity to utilize the proceeds from the issuance of such securities are favorable.

On May 15, 2000, the Company entered into a definitive merger agreement pursuant to which it will merge into a wholly-owned subsidiary of Heritage Property Investment Trust, Inc., a privately-owned real estate investment trust headquartered in Boston, Massachusetts. Under terms of the agreement, each outstanding share of the Company's common stock will be converted into the right to receive $22.00 per share cash, and each outstanding share of the Company's 8.4% Series A Convertible Preferred Stock will be converted into the right to receive approximately $22.458 per share in cash in accordance with their terms, based on the conversion ratio into common stock of approximately 1.0208. In connection with the merger, LP Unit holders will be offered the opportunity to either sell their units to Heritage for $22.00 per unit or to choose to remain an LP Unit holder. The merger is subject to customary closing conditions, including approval by the stockholders of Bradley. We currently anticipate, assuming all other conditions to close are satisfied, that the transaction will close by the end of the third quarter. Following the merger, the Operating Partnership will continue to exist and operate the existing portfolio of properties. In addition, Heritage's subsidiary will succeed the Company as the Operating Partnership's sole general partner and Heritage will become responsible for the management of the portfolio and the Operating Partnership.

Mortgage debt outstanding at June 30, 2000 consisted of fixed-rate notes totaling $93,436,000 with a weighted average interest rate of 7.7% maturing at various dates through 2016. During the first quarter of 2000, we paid-off the mortgage note secured by Watts Mill Plaza upon its maturity for $5,994,000 with cash provided by the line of credit. Short-term liquidity requirements include debt service payments due within one year. Scheduled principal payments of mortgage debt totaled $835,000 during the six-month period ended June 30, 2000, with another $872,000 of scheduled principal payments due for the remainder of the year. We expect to fund short-term liquidity requirements with operating cash flows and the line of credit. Prior to entering into the definitive merger agreement, we had commenced negotiations to extend and modify the line of credit, which expires in December 2000. While we currently expect the merger to close in the third quarter, we expect that we would continue negotiations and be able to extend and modify the line of credit on commercially reasonable terms if the merger does not close. However, we believe the terms would be slightly more expensive than the terms under the existing line of credit due to competitive market pressures. During the second quarter of 2000, the weighted average interest rate on the line of credit was 7.4%. We currently expect the line of credit will be replaced with a new line of credit facility upon closing of the merger. However, at this time we cannot definitely state what terms will be obtained, including capacity or interest rates. Additionally, we currently expect that long-term liquidity requirements would be funded through a combination of privately placed equity investments, secured indebtedness, and with borrowings under the new bank line of credit or similarly structured unsecured indebtedness. If the merger does not close, we would expect to fund long-term liquidity requirements primarily through a combination of issuing additional investment grade unsecured debt securities and equity securities and with borrowings under the bank line of credit. We have historically been able to refinance debt when it has become due on terms which we believe to be commercially reasonable. However, there can be no assurance that we would be able to repay or refinance our indebtedness on commercially reasonable or any other terms, whether or not the merger closes.

Operating Activities

Net cash flows provided by operating activities increased to $33,954,000 during the first half of 2000, from $30,931,000 during the same period in 1999. This increase is primarily due to consistent cash flow growth from our existing core portfolio, as well as cash generated from the acquisitions of six shopping centers during 1999 and two additional shopping centers in 2000. The increase in cash flow from these acquisitions was partially offset by the elimination of cash flow resulting from the sales of six non-core properties during 1999 and 2000.

For the six months ended June 30, 2000, funds from operations ("FFO") increased $320,000, or 1.1%, from $29,400,000 to $29,720,000. For the three months ended
June 30, 2000, FFO decreased $724,000, or 4.9%, from $14,697,000 to $13,973,000.
FFO for both the six and three-month periods was negatively impacted by a provision for merger related expenses of $1,806,000 and $1,606,000, respectively. Excluding the provision for merger related expenses, FFO for the six and three-month periods increased $2,126,000, or 7.2%, and $882,000, or 6.0%, respectively. We generally consider FFO to be a relevant and meaningful supplemental measure of performance because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles ("GAAP") which gives effect to non-cash items such as depreciation. We compute FFO in accordance with the March 1995 "White Paper" and November 1999 "National Policy Bulletin" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred unit distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper and National Policy Bulletin only provide guidelines for computing FFO, the computation of FFO may vary from one REIT or its operating partnership to another. FFO is not necessarily indicative of cash available to fund cash needs.

Investing Activities

Net cash flows used in investing activities decreased to $5,583,000 during the first half of 2000, from $7,728,000 during the same period in 1999. During the first half of 2000, we completed the acquisitions of two shopping centers located in Missouri and Kansas aggregating approximately 360,000 square feet for a total purchase price of approximately $19,103,000. We also invested approximately $10,709,000 in four redevelopment initiatives, and sold three properties aggregating 683,000 square feet for an aggregate net sales price of $30,622,000. The net proceeds from the sales were used to reduce outstanding borrowings under the line of credit, decreasing our overall debt while reducing our exposure to increases in interest rates on our variable rate debt. During the first half of 1999, we completed the acquisitions of two shopping centers located in Michigan and Ohio aggregating 264,000 square feet for an aggregate purchase price of approximately $13,853,000, invested approximately $2,249,000 in a redevelopment project, and sold three properties aggregating 434,000 square feet for an aggregate net sales price of $16,899,000. During this period, we also acquired the 50% non-owned portion of two shopping centers held by our joint venture acquired in connection with the merger acquisition of Mid-America, for a purchase price of approximately $7,750,000. The acquisition of the 50% non-owned portion of the joint venture was completed after the joint venture sold an enclosed mall to a third party for $12,100,000, including the assumption of a $3,100,000 note receivable. Cash distributions received from the joint venture during the first half of 1999 amounted to $3,943,000.

Financing Activities

Net cash flows used in financing activities increased to $32,805,000 during the first half of 2000, from $24,357,000 during the same period in 1999. Distributions to common and preferred unit holders, were $25,182,000 in the first half of 2000, and $24,466,000 in the first half of 1999.

In November 1999, our Board of Directors authorized the repurchase of up to two million shares of outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. The Operating Partnership effectively repurchases one common GP Unit from the Company for each common share repurchased by the Company. During the first half of 2000, we paid approximately $16,152,000 to repurchase 944,800 common GP Units, representing the equivalent amount and number of shares repurchased by the Company.

The two shopping centers acquired during the first half of 2000 were acquired with cash provided by our line of credit. On March 10, 2000, we issued $75 million of unsecured Notes due March 15, 2006 at an interest rate of 8.875%. The securities are rated "Baa3" by Moody's Investors Service and "BBB-" by Standard & Poor's Investment Services. Net proceeds from the offering of approximately $74,981,000 were used to reduce the outstanding balance under the line of credit. Although issuance of the unsecured Notes will be dilutive to earnings in the short-term, the issuance of such fixed rate debt extended our weighted average debt maturity, further spreading our scheduled debt maturities, while reducing our exposure to increases in interest rates on our variable rate debt.

During the first quarter of 1999, we issued two million 8.875% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors at a price of $25.00 per unit. Net proceeds from the issuance of approximately $49,100,000 were used to reduce outstanding borrowings under the line of credit. The two shopping centers acquired during the first half of 1999 were acquired with cash provided by our line of credit.

FORWARD LOOKING STATEMENTS

Statements made or incorporated in this Form 10-Q include "forward-looking" statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express our belief, expectations or intentions regarding our future performance or future events or trends. We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of our control. Certain factors that might cause such a difference include, but are not limited to, the following: Real estate investment considerations, such as the effect of economic and other conditions in general and in the midwestern United States in particular; the financial viability of our tenants; the continuing availability of retail center acquisitions, development and redevelopment opportunities in the Midwest on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. Additionally, market or other factors could adversely affect Heritage's ability to obtain the financing necessary to complete the merger or otherwise delay closing of the merger. The statements made under the caption "Risk Factors" included in the Operating Partnership's Form 10-K for 1999 are incorporated herein by reference. You should also refer to Bradley's proxy statement dated July 14, 2000 providing a summary of the terms of the merger including the conditions to the closing of the merger. We undertake no obligation to update any forward looking statements contained herein.

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

Item 5.  OTHER INFORMATION
               Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.           Description
          -----------           -----------

          27              Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          The following Form 8-K was filed during the period April 1, 2000 through June 30, 2000:

          1) Form 8-K filed May 16, 2000 (earliest event May 15, 2000), reporting in Item 5., an Agreement and Plan of Merger whereby Bradley Real Estate, Inc. will merge with and into a wholly-owned subsidiary of Heritage Property Investment Trust, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 11, 2000


                                         Bradley Operating Limited Partnership
                                                 Registrant



                                         By: \s\Thomas P. D'Arcy
                                             ----------------------------------
                                             Thomas P. D'Arcy
                                             President and CEO


                                         By: \s\Irving E. Lingo, Jr.
                                             ----------------------------------
                                             Irving E. Lingo, Jr.
                                             Chief Financial Officer