Form 10-Q
period 2004-09-30
BRADLEY OPERATING L P
filed 2004-11-09
CIK 1039189

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission file number: 000-23065

BRADLEY OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	04-3306041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Dartmouth Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 247-2200
(Registrant’s telephone number, including area code)

None
(Former name, former address and former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒ No ☐.

BRADLEY OPERATING LIMITED PARTNERSHIP

BRADLEY OPERATING LIMITED PARTNERSHIP

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Unaudited and in thousands of dollars except for unit data)

	September 30, 2004	December 31, 2003
Assets
Real estate investments, net	$1,267,052	$1,282,989
Real estate investment held for sale	6,983	—
Cash and cash equivalents	1,790	1,715
Accounts receivable, net of allowance for doubtful accounts of $4,333 in 2004 and $4,243 in 2003	25,507	16,592
Intercompany advance	50,941	—
Prepaids and other assets	15,035	3,578
Investment in joint venture	3,335	—
Deferred financing and leasing costs	9,212	7,767

Total assets	$1,379,855	$1,312,641

Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$140,792	$141,670
Unsecured notes payable	201,490	201,490
Line of credit facility	213,000	243,000
Related party note payable	200,000	—
Accrued expenses and other liabilities	46,484	38,982
Accrued distributions	17,913	17,735

Total liabilities	819,679	642,877

Minority interest	2,425	2,425

Redeemable partnership units, 332,456 and 340,270 common units outstanding at September 30, 2004 and December 31, 2003, respectively, at redemption value	9,698	9,681
Redeemable Series B Preferred Units (liquidation preference $25.00 per unit); 2,000,000 units issued and outstanding at December 31, 2003	—	50,000
Redeemable Series C Preferred Units (liquidation preference $25.00 per unit); 1,000,000 units issued and outstanding at December 31, 2003	—	25,000

Partners’ capital:
General partner; 32,568,441 and 32,560,627 units outstanding at September 30, 2004 and December 31, 2004, respectively	529,982	563,338
Limited partner; 1,219,782 units outstanding	18,071	19,320

Total partners’ capital	548,053	582,658

Total liabilities and partners’ capital	$1,379,855	$1,312,641

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Nine Months ended September 30, 2004 and 2003
(Unaudited and in thousands, except per-unit data)

	Nine Months Ended September 30,
	2004	2003

Revenue:
Rentals and recoveries	$139,812	$139,338
Interest and other	206	27
Total revenue	140,018	139,365
Expenses:
Property operating expenses	19,917	20,279
Real estate taxes	23,215	22,154
Depreciation and amortization	37,469	35,634
Interest	28,472	24,760
General and administrative	9,935	9,220
Total expenses	119,008	112,047
Income before gain on sale of real estate investment	21,010	27,318
Gain on sale of real estate investment	25	—
Income before discontinued operations	21,035	27,318
Discontinued operations:
Income from discontinued operations	294	208
Income before preferred distributions	21,329	27,526
Preferred distributions	(2,176)	(4,992)
Net income attributable to common unitholders	$19,153	$22,534
Basic and diluted earnings per common unit:
Net income attributable to common unitholders	$0.56	$0.67

Weighted average common units outstanding	34,121	33,773

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Three Months ended September 30, 2004 and 2003
(Unaudited and in thousands, except per-unit data)

	Three Months Ended September 30,
	2004	2003

Revenue:
Rentals and recoveries	$46,737	$46,592
Interest and other	195	8
Total revenue	46,932	46,600
Expenses:
Property operating expenses	6,075	6,771
Real estate taxes	7,675	8,104
Depreciation and amortization	12,573	12,028
Interest	10,557	8,218
General and administrative	3,381	2,754
Total expenses	40,261	37,875
Income before gain on sale of real estate investment	6,671	8,725
Gain on sale of real estate investment	25	—
Income before discontinued operations	6,696	8,725
Discontinued operations:
Income from discontinued operations	131	72
Income before preferred distributions	6,827	8,797
Preferred distributions	(413)	(1,664)
Net income attributable to common unitholders	$6,414	$7,133
Basic and diluted earnings per common unit:
Net income attributable to common unitholders	$0.19	$0.21

Weighted average common units outstanding	34,121	33,773

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Nine months ended September 30, 2004 and 2003
(unaudited and in thousands of dollars)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$21,329	$27,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,623	35,824
Amortization of deferred debt financing costs	930	930
Amortization of debt premiums	(438)	(350)
Net gain on sale of real estate investment	(25)	—
Changes in operating assets and liabilities	(7,792)	(3,756)
Net cash provided by operating activities	51,627	60,174
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(21,480)	(12,205)
Expenditures for investment in joint venture	(3,321)	—
Investment in mortgage loan receivable	(9,188)	—
Net proceeds from sales of real estate investments	7,205	—
Expenditures for capitalized leasing commissions	(2,241)	(2,414)
Net cash used for investing activities	(29,025)	(14,619)
Cash flows from financing activities:
Repayments of mortgage loans payable	(10,847)	(9,182)
Proceeds from line of credit facility	280,000	66,000
Repayments of line of credit facility	(310,000)	(34,000)
Proceeds from related party note payable	200,000	—
Intercompany advances	(56,006)	(17,810)
Repayment of intercompany advances	5,065	17,810
Distributions paid to general partner	(51,287)	(50,797)
Distributions paid to limited partners	(4,452)	(7,388)
Redemption of Series B and C Preferred Units	(75,000)	—
Net cash used for financing activities	(22,527)	(35,367)
Net increase in cash and cash equivalents	75	10,188
Cash and cash equivalents:
Beginning of period	1,715	650
End of period	$1,790	$10,838

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

Bradley Operating Limited Partnership (the “Operating Partnership”) is the entity through which Heritage Property Investment Trust, Inc. (“Heritage”, or the “Company”) conducts substantially all of its business in the Midwestern United States. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of the Operating Partnership issued to Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the general partner of the Operating Partnership and held 22,140,487 general partner common units through a wholly-owned subsidiary and directly held 26,199 limited partner common units from acquisition until Heritage’s initial public offering (“IPO”). At September 30, 2004 and December 31, 2003, the Operating Partnership owned (either directly or through subsidiaries) 106 and 105 neighborhood and community shopping centers, respectively.

Heritage is a Maryland Corporation organized as a real estate investment trust (“REIT”). Heritage was formed on July 1, 1999 and commenced operations on July 9, 1999 through the contribution of $550 million of real estate investments and related assets, net of liabilities, by Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters & Trucking Industry Pension Fund (“NETT”) and $25 million of cash from the Prudential Insurance Company of America (“Prudential”). Heritage qualifies as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).

The condensed consolidated financial statements of the Operating Partnership contained in this report were prepared from the books and records of the Operating Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  However, amounts presented in the condensed consolidated balance sheet as of December 31, 2003 are derived from the audited financial statements of the Operating Partnership at that date.  Interim results are not necessarily indicative of results for a full year.  The results of operations for properties disposed of during the three and nine-month periods ended September 30, 2004 have been reported as discontinued operations for the prior comparable periods.

The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership’s financial statements as of and for the year ended December 31, 2003 and notes thereto as filed with the Securities and Exchange Commission. In addition, these financial statements should be read in conjunction with the separate consolidated financial statements of Heritage as of and for the three and nine-month periods ended September 30, 2004, which include the Operating Partnership's results, as contained in Heritage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

2.              Supplemental Cash Flow Information

During the nine-month periods ended September 30, 2004 and 2003, interest paid was $25.6 million and $24.5 million, respectively.

During the nine-month period ended September 30, 2004, the Operating Partnership assumed $10.4 million of existing debt in connection with the acquisition of Long Meadow Commons, as described in note 3.

During the nine-month period ended September 30, 2004, 7,814 exchangeable limited partnership units were exchanged for 7,814 shares of common stock of Heritage pursuant to the Operating Partnership’s limited partnership agreement.

Included in accrued expenses and other liabilities at September 30, 2004 and December 31, 2003 are accrued expenditures for real estate investments of $5.6 million and $5.7 million, respectively.

3.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	September 30, 2004	December 31, 2003

Land	$204,773	$204,571
Land improvements	115,748	115,733
Buildings and improvements	1,072,348	1,069,106
Tenant improvements	30,381	23,309
Improvements in process	13,712	7,829
	1,436,962	1,420,548
Accumulated depreciation and amortization	(169,910)	(137,559)
Net carrying value	$1,267,052	$1,282,989

Acquisitions

In April 2004, the Operating Partnership acquired a 118,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) known as Long Meadow Commons.  The acquisition price for Long Meadow Commons was $18.5 million and was funded through the assumption of $10.4 million of debt and borrowings under the Operating Partnership’s line of credit.

Real estate assets held for sale

In June 2004, the Operating Partnership entered into a purchase and sale agreement for the sale of Camelot Shopping Center, a 151,000 square foot shopping center located in Louisville, Kentucky for a purchase price of $7.4 million.  The sale was completed on October 1, 2004 and resulted in a gain of $0.4 million.  The Camelot Shopping Center has been reported as held for sale on the accompanying consolidated balance sheet as of September 30, 2004. The results of operations, consisting of $0.3 million and $0.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively, and $0.1 million for each of the three-month periods ended September 30, 2004 and 2003, respectively, have been reported as discontinued operations in the accompanying statement of operations.

4.              Investment in Joint Venture

In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 302,000 square foot shopping center, of which the joint venture will own 210,000 square feet, to be located in a suburb of Grand Rapids, Michigan.  The Operating Partnership made an initial equity investment of $3.3 million, which is being accounted for under the equity method of accounting and provided a short-term bridge loan of approximately $9.2 million, which had an original maturity date of August 20, 2004 and was subsequently extended for 90 days.   The operations of the joint venture, consisting of minor activity related to operating restaurants located on out parcels, are being reported on a 90-day lag basis.  Accordingly, the operations for the period from May 17, 2004 (acquisition date) through June 30, 2004 are included in the accompanying consolidated statement of operations in as Interest and Other.  The bridge loan receivable is included in prepaids and other assets in the accompanying 2004 condensed consolidated balance sheet and the interest earned on the loan, to the extent attributable to the outside interest in the joint venture, is recorded as Interest and Other.

5.              Debt

Line of Credit

On April 29, 2002, the Operating Partnership and Heritage Property Investment Limited Partnership (“Heritage OP”), Heritage’s other operating partnership subsidiary, entered as co-borrowers on a joint and several basis into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Heritage and certain of Heritage’s other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At September 30, 2004 and December 31, 2003, $213 million and $243 million was outstanding under the line of credit, respectively, all of which is reported on the Operating Partnership’s balance sheets.

This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon Heritage’s debt rating, and requires monthly payments of interest. The variable rates in effect at September 30, 2004 and December 31, 2003, including the lender’s margin of 105 basis points, and borrowings outstanding at the base rate, were 2.76% and 2.78% respectively. In addition, this line of credit has a facility fee based on the amount committed but not drawn ranging from 15 basis points to 25 basis points, depending upon Heritage’s debt rating, and is required to be paid quarterly.

This line of credit requires the borrowers to maintain specific financial ratios and restricts the incurrence of indebtedness and the funding of investments. This line of credit also, except under some circumstances (including as necessary to maintain Heritage’s status as a REIT) limits Heritage’s ability to make distributions in excess of 90% of annual funds from operations, as defined. As of September 30, 2004 and December 31, 2003, the borrowers were in compliance with all of the financial covenants under the line of credit facility.

Selected financial information of Heritage OP, the co-borrower, is as follows as of and for the nine-month period ended September 30, 2004 (unaudited) and as of and for the year ended December 31, 2003 (in thousands):

Description	September 30, 2004	December 31, 2003
	(unaudited)
Real estate investments, net	$907,652	$874,243
Other assets	58,188	40,691
Total assets	965,840	914,934
Indebtedness (excluding line of credit) (a)	485,144	491,295
Other liabilities	105,573	49,836
Partners’ capital	375,123	267,683
Total revenue (excluding discontinued operations)	102,948	113,020
Net income	15,011	10,780

(a)          The Operating Partnership and the Heritage OP are co-borrowers under the line of credit; however, for purposes of the above footnote, amounts due under the line of credit are not included as the entire outstanding balance has been included on the accompanying Operating Partnership’s balance sheet.

Unsecured Notes Payable

The Operating Partnership previously issued unsecured notes payable consisting of a $100 million, 7% fixed-rate issue maturing on November 15, 2004; a $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other unsecured notes payable.

Guaranty of Unsecured Debt

On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes (the “Notes”) at an interest rate of 5.125%. Heritage used the proceeds of the Notes of $196.4 million net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s combined line of credit. The Operating Partnership and Heritage’s subsidiary acting as general partner of the Operating Partnership, entered into a $200 million intercompany note in conjunction with the transfer of the proceeds used to pay down the line of credit at terms substantially identical to the Notes.

The Notes mature on April 15, 2014, and interest is payable each April 15, and October 15, commencing on October 15, 2004. The Notes are senior unsecured obligations of Heritage and are guaranteed jointly and severally by the Operating Partnership and Heritage OP. Such guarantees are unsecured senior obligations of the Operating Partnership and Heritage OP and rank equally with all existing and future unsecured senior indebtedness of the Operating Partnership and Heritage OP. The Notes also contain certain financial and operating covenants, including limitations on the amount and type of indebtedness that may be incurred by Heritage, the Operating Partnership, and Heritage OP.

6.              Redeemable Preferred Units

On September 7, 2004 the Operating Partnership redeemed all 1,000,000 of its outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units, at a redemption price of $25.00 per unit, plus approximately $0.413 of accrued and unpaid distributions.  There were no unamortized issuance costs associated with the Series C Preferred Units, therefore, the Operating Partnership did not incur a charge in connection with this redemption.

On February 23, 2004, the Operating Partnership redeemed all 2,000,000 of its outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units, at a redemption price of $25.00 per unit, plus approximately $0.3266 of accrued and unpaid distributions.  There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, the Operating Partnership did not incur a charge in connection with this redemption.

7.              Subsequent Event

Issuance of New Debt Securities

On October 15, 2004, Heritage completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009.

These notes were issued pursuant to the terms of an indenture Heritage entered into with LaSalle National Bank, as trustee.  These notes may be redeemed at any time at Heritage’s option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.  In addition, these notes have been guaranteed by the Operating Partnership and Heritage OP.  The indenture contains various covenants, including covenants that restrict the amount of indebtedness that may be incurred by Heritage and its subsidiaries.  The proceeds of the issuance and sale of these notes were used to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s combined line of credit. The Operating Partnership has provided Heritage’s subsidiary acting as general partner of the Operating Partnership, with an intercompany note with terms identical to these notes.

In August 2004, in anticipation of completing an unsecured debt financing, Heritage entered into forward starting interest rate swaps with a total notional amount of $146,600,000.  The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering.  These forward swaps terminated upon pricing of the debt offering and the Heritage made a payment to the counterparties of $1.7 million in connection with the termination of these swaps.

ITEM 2:                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of our shopping centers, including our tenants, real estate conditions, current and future bankruptcies of our tenants, execution of shopping center redevelopment programs, our ability to finance our operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed from time to time in filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements.

All references to “we,” “us,” “our,” “ours” or “Heritage” in this report refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  All references to “Bradley OP” or the “Operating Partnership” in this report refer to Bradley Operating Limited Partnership, a subsidiary of Heritage, and its subsidiaries.

Overview

Bradley Operating Limited Partnership, or Bradley OP, is one of the legal entities through which Heritage Property Investment Trust, Inc., or Heritage, a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets.  Heritage is one of the nation’s largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of September 30, 2004, Heritage had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.2 million square feet of GLA, of which approximately 27.9 million square feet was Company-owned GLA.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or Heritage OP, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest.  As of September 30, 2004, Bradley OP and its subsidiaries owned 106 shopping centers, located in 21 states and totaling approximately 17.5 million square feet of Company-owned GLA.

Although we generally manage the affairs of Bradley OP and Heritage OP in the same manner, we are operating two distinct operating partnerships as we have elected not to merge or combine Heritage OP and Bradley OP as a legal matter at this time. We continue to act as the sole general partner and hold of all of the partnership interests in Heritage OP. Through our wholly-owned subsidiary, we are also the sole general partner of Bradley OP and manage and conduct the business of Bradley OP and its portfolio of real estate properties in accordance with the Bradley OP limited partnership agreement. Our board of directors manages the affairs of Bradley OP by directing the affairs of Heritage.  Unless otherwise specifically stated, the discussion below refers to Heritage and Bradley OP together.

Our operating strategy is to own and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns.  Our focus is to own grocer-anchored centers with a diverse and multi-anchored tenant base in attractive geographic locations with strong demographics.  We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties.  Our operating results therefore depend primarily on the ability of our tenants to make required rental payments.

Generally, we do not expect that our net operating income will deviate significantly in the short-term.  This is because our leases with our tenants provide us a stable cash flow over the long-term.  In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located.  The retail sector continues to change dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies resulting in an excess amount of available retail space and greater competition.  We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles.  This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  We believe that there are meaningful opportunities to increase our cash flow from our existing properties because of their desirable locations.  For instance, during 2002, 2003, and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improvement in the overall performance of our portfolio and improving economic conditions within our markets, we experienced an increase of approximately 1.6% in our same property net operating income during the first nine months of 2004 (after deducting lease termination activity).  We anticipate our same property operating performance during the remainder of 2004 and into 2005 will be consistent with our performance during the first nine months of 2004.

During the first nine months of 2004, in order to re-let vacant space within our portfolio, we incurred higher non-recurring capital expenditures than in prior periods as we re-positioned several of our centers for future growth.  In addition, we anticipate incurring additional non-recurring capital expenditures during the remainder of 2004 as we seek further opportunities to reposition vacant space.

Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics.  We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth.  In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing fewer properties.  The low interest rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties.  As a result, during 2004, our effort to expand the portfolio through acquisition has been adversely affected.  We expect that as long as the interest rate environment continues to be favorable to buyers, this competitive acquisition environment will continue.

As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  We completed our first joint venture arrangement with a third party developer during the second quarter of 2004.  However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that it will recognize the full economic benefit of such arrangements for 2-3 years.

In the near future, to take advantage of favorable market conditions, we intend to dispose of properties that are not a strategic fit within our overall portfolio.  The disposition of shopping center properties may lead to short-term decreases in net operating income.  However, we intend to offset any such decreases by re-investing the proceeds of such sales to grow our existing portfolio, whether through acquisition or joint venture.  We may also use these sale proceeds to reduce our outstanding indebtedness, improving the quality of our balance sheet.

During 2004, as reflected below, our general and administrative expenses have been higher than anticipated as a result of various business initiatives aimed at future growth, the increased costs associated with being a public company and unanticipated severance costs.  In particular, the costs associated with our review of our internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act have been significantly higher than expected.  We expect these increased non-severance general and administrative costs to continue during the balance of 2004.

We currently expect to incur additional debt in connection with future acquisitions of real estate.  As of September 30, 2004, we had $1.2 billion of indebtedness, of which, approximately $612.9 million was unsecured indebtedness.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings. We may also pursue joint venture arrangements aimed at providing alternative sources of capital.

Critical Accounting Policies

In response to guidance of the SEC, we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of Bradley OP’s consolidated financial statements. The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate and credit rate risks. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. Leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until the Operating Partnership is certain those specified targets are met.

We must make estimates of the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant credit worthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net revenue and income, because a higher bad debt allowance would result in lower net income.

Real Estate Investments

Acquisitions of real estate investments are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred.

The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Buildings and improvements	20-39 years
Tenant improvements	Shorter of useful life or term of related lease

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to our properties. These assessments have a direct impact on our net income because if we were to shorten the expected useful life of our properties or improvements, we would depreciate them over fewer years, resulting in more depreciation expense and lower net income on an annual basis during these periods.

We apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. No such impairment losses have been recognized to date.

Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. In addition, the operations of the real estate investments are reflected as discontinued operations on a restated basis. Depreciation and amortization are suspended during the period held for sale.

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because taking an impairment loss results in an immediate negative adjustment to net income.

We apply Statement of Financial Accounting Standards No. 141, Business Combinations, to property acquisitions. Accordingly, the fair value of the real estate acquired is allocated to the acquired tangible assets, and identified intangible assets and liabilities. Identified intangibles consist of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease. To date, no value attributed to tenant relationships has been identified. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If leases were to be terminated prior to its stated expiration, all or a portion of, unamortized amounts relating to that lease would be written off.

Investment in Joint Venture

Except for ownership interests in a variable interest entity, we account for our investments in joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are recorded initially at cost, as Investments in Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity is reflected on the consolidated balance sheets, and our share of net income or loss, if material, from the joint ventures is included on the consolidated statements of operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. Bradley OP was not a party to any hedging agreement with respect to our floating rate debt as of September 30, 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected. Furthermore, future changes in market interest rates and other relevant factors could increase the fair value of a liability for a derivative, increase future interest expense, and result in lower net income.

Results of Operations

The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP.  The operations of Bradley OP and its subsidiaries comprise approximately 56% of Heritage’s total net operating income for the nine-month period ended September 30, 2004.  For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the three and nine-month periods ended September 30, 2004 and 2003, see Heritage’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed with the SEC.

The comparison of operating results for the three and nine-month periods ended September 30, 2004 and 2003 show changes in revenue and expenses resulting from net operating income for properties that Bradley OP owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes for income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts reported as discontinued operations in the accompanying consolidated financial statements related to properties that have been sold prior to September 30, 2004 are excluded from the Same Property Portfolio and Total Portfolio information.  Amounts reported as discontinued operations in the accompanying consolidated financial statements related to the classification of a property as held for sale are included in the Same Property Portfolio and are excluded from the Total Portfolio information.

Comparison of the nine-month period ended September 30, 2004 to the nine-month period ended September 30, 2003.

The table below shows selected operating information for Total Portfolio and the 104 properties acquired prior to January 1, 2003 that remained in the Total Portfolio through September 30, 2004, which constitute the Same Property Portfolio for the nine-month periods ended September 30, 2004 and 2003, (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rentals	$100,663	$100,262	$401	0.4%	$102,520	$102,177	$343	0.3%
Percentage rent	1,664	1,855	(191)	(10.3)%	1,819	1,951	(132)	(6.8)%
Recoveries	33,438	32,865	573	1.7%	34,501	34,151	350	1.0%
Other property	972	1,059	(87)	(8.2)%	972	1,059	(87)	(8.2)%
Total revenue	136,737	136,041	696	0.5%	139,812	139,338	474	0.3%
Expenses:
Property operating expenses	19,602	19,974	(372)	(1.9)%	19,917	20,279	(362)	(1.8)%
Real estate taxes	22,385	21,506	879	4.1%	23,215	22,154	1,061	4.8%
Net operating income	$94,750	$94,561	$189	0.2%	96,680	96,905	(225)	(0.2)%
Add:
Interest and other income					206	27	179	663.0%
Gain on sale of real estate investment					25	—	25	100.0%
Deduct:
Depreciation and amortization					37,469	35,634	1,835	5.1%
Interest					28,472	24,760	3,712	15.0%
General and administrative					9,935	9,220	715	7.8%
Income before discontinued operations					$21,035	$27,318	$(6,283)	(29.5)%

The increase in rental revenue, including termination fees, for our Same Property Portfolio is primarily the result of a decrease in the provision for allowance for doubtful accounts of $0.7 million offset by a decrease in minimum rent of $0.3 million.  A lower provision was required for the nine-month period ended September 30, 2004 as compared with the nine-

month period ended September 30, 2003 as a result of a decrease in large tenant bankruptcies and recoveries of amounts previously written off.  Minimum rent decreased slightly as a result of increased vacancies offset by new leases and renewals of existing tenants at higher rental rates.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to lower sales volume for leases with significant percentage rent provisions and the uncertainty of realization that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily due to an overall increase in real estate tax recovery income of $0.5 million, a decrease in the provision for doubtful accounts of $0.2 million offset by a decrease in property operating expense recovery income of $0.3 million.  Real estate recovery income increased primarily as a result of an increase in real estate tax expense as well as an increase in the real estate tax expense recovery rates due to true-ups related to the annual reconciliation process.  Property operating expense recovery income decreased primarily as a result of a decrease in property operating expenses and lower recovery rates. The lower recovery rates were due to lower occupancies and lower anchor tenant recoveries.

Property operating expenses decreased primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year, a $0.2 million decrease in insurance expense, and a $0.1 million decrease in cleaning expense.  These decreases were partially offset by a $0.2 million increase in repairs and maintenance expense and a $0.1 million increase in snow removal expense.

Real estate tax expense increased primarily as a result of increase valuations assessed for certain properties located in the state of Illinois.

The increase in interest and other income in the Total Portfolio is primarily due to an increase in interest income on a bridge loan provided to our joint venture as well as other joint venture income.

Interest expense increased primarily as a result of an increase in indebtedness resulting from property acquisitions in 2003 and in 2004 and the issuance of a related party note payable to replace variable rate indebtedness.

General and administrative expenses increased by $0.7 million for the nine-month period ended September 30, 2004 as compared with the nine-month period ended September 30, 2003.  Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP.  For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation.  Remaining costs are allocated based on the square footage of properties owned by each subsidiary.  For the nine-month periods ended September 30, 2004 and 2003, Heritage allocated 64% and 66%, respectively of these remaining costs to Bradley OP.

Comparison of the three-month period ended September 30, 2004 to the three-month period ended September 30, 2003.

The table below shows selected operating information for Bradley OP’s Total Portfolio and the 104 properties acquired prior to July 1, 2003 that remained in the Total Portfolio through September 30, 2004, which constitute the Same Property Portfolio for the three-month periods ended September 30, 2004 and 2003, (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change

Revenue:
Rentals	$33,737	$33,807	$(70)	(0.2)%	$34,516	$34,281	$235	0.7%
Percentage rent	439	410	29	7.1%	489	409	80	19.6%
Recoveries	11,033	11,071	(38)	(0.3)%	11,431	11,494	(63)	(0.5)%
Other property	301	408	(107)	(26.2)%	301	408	(107)	(26.2)%
Total revenue	45,510	45,696	(186)	(0.4)%	46,737	46,592	145	0.3%
Expenses:
Property operating expenses	5,993	6,684	(691)	(10.3)%	6,075	6,771	(696)	(10.3)%
Real estate taxes	7,344	7,856	(512)	(6.5)%	7,675	8,104	(429)	(5.3)%
Net operating income	$32,173	$31,156	$1,017	3.3%	32,987	31,717	1,270	4.0%
Add:
Interest and other income					195	8	187	2,337.5%
Gain on sale of real estate investment					25	—	25	100.0%
Deduct:
Depreciation and amortization					12,573	12,028	545	4.5%
Interest					10,557	8,218	2,339	28.5%
General and administrative					3,381	2,754	627	22.8%
Income before discontinued operations					$6,696	$8,725	$(2,029)	(23.3)%

Rental revenue remained relatively flat for our Same Property Portfolio primarily as a result of a decrease in the provision for allowance for doubtful accounts of $0.2 million offset by a decrease in minimum rent of $0.3 million.  Minimum rent decreased as a result of an increase in vacancies offset by new leases and renewals of existing tenants at higher rental rates.  A lower provision was required for the three-month period ended September 30, 2004 as compared with the three-month period ended September 30, 2003 as a result of a decrease in large tenant bankruptcies and recoveries of amounts previously written off.

Percentage rent revenue increased for our Same Property Portfolio primarily due to the timing of the certainty of realization that certain tenant sales thresholds have been met offset by lower sales volume.

Recoveries revenue remained relatively flat for our Same Property Portfolio primarily due to an increase in property operating expense recovery income of $0.2 million offset by a decrease in real estate tax recovery income of $0.3 million.  Property operating expense recovery income increased primarily as a result of an increase in recovery rates due to true-ups related to the annual reconciliation process offset by a decrease in property operating expenses.  Real estate tax recovery income decreased primarily as a result of a decrease in real estate tax expense offset by an increase in recovery rates due to true-ups related to the annual reconciliation process.

Property operating expenses decreased primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year and a $0.1 million decrease in insurance expense, offset by a $0.1 million increase in utility expense.

Real estate tax expense decreased primarily as a result of a significant upward adjustment for a two-year period assessed in 2003 for one property, offset by increased valuations assessed for certain properties located in the state of Illinois.

The increase in interest and other income in the Total Portfolio is primarily due to an increase in interest income on a bridge loan provided to our joint venture as well as other joint venture income.

Interest expense increased primarily as a result of an increase in indebtedness resulting from property acquisitions in 2003 and in 2004 and the issuance of a related party note payable to replace variable rate indebtedness.

General and administrative expenses increased by $0.6 million for the three-month period ended September 30, 2004 as compared with the three-month period ended September 30, 2003.  Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP.  For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation.  Remaining costs are allocated based on the square footage of properties owned by each subsidiary.  For the three-month periods ended September 30, 2004 and 2003, Heritage allocated 63% and 66%, respectively of these remaining costs to Bradley OP.

Liquidity and Capital Resources

At September 30, 2004, Heritage had $5.9 million and Bradley OP had $1.8 million in available cash and cash equivalents. As a REIT, Heritage is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Bradley OP also generally distributes all of its taxable income. Therefore, as a general matter, it is unlikely that either Heritage or Bradley OP will have any substantial cash balances that could be used to meet its respective liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At September 30, 2004, Heritage had $1.2 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.26% with an average maturity of 4.8 years.  As of September 30, 2004, Heritage’s market capitalization was $2.6 billion, resulting in a debt-to-total market capitalization ratio of approximately 47.4%.

At September 30, 2004, Bradley OP had $755 million of indebtedness, including the full balance of amounts outstanding under the line of credit facility. This indebtedness had a weighted average interest rate of 5.29% with an average maturity of 5.61 years.

Short-Term Liquidity Requirements

The short-term liquidity requirements of Heritage and Bradley OP are substantially identical and are referred to together in the discussion below. These short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•                                           Recurring maintenance capital expenditures necessary to properly maintain our properties;

•                                           Interest expense and scheduled principal payments on outstanding indebtedness;

•                                          Capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions; and

•                                           Future distributions paid to our stockholders and partners.

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $5.6 million, or $0.20 per square foot, for the nine months ended September 30, 2004, of which, approximately $4.4 million, or $0.16 per square foot, related to properties within the Bradley OP portfolio. We expect total maintenance capital expenditures to be approximately $2.3 million, or $0.08 per square foot, for the remainder of 2004, of which approximately $0.9 million, or $0.05 per square foot, will relate to properties within the Bradley OP portfolio. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing and re-leasing of retail space. During the first nine months of 2004, in order to re-let vacant space within our portfolio, we incurred higher non-recurring capital expenditures than in prior periods as we re-positioned several of our centers for future growth.  In addition, we anticipate incurring additional non-recurring capital expenditures during the remainder of 2004 and into 2005 as we seek further opportunities to reposition vacant space.

We believe that we qualify and we intend to continue to qualify as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to shareholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT. However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements, and we may need to borrow funds, including under our line of credit facility, to pay distributions in the future.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit facility.  As of September 30, 2004 we had an outstanding balance on our line of credit facility of $213 million.  However, subsequent to September 30, 2004, all of the net proceeds of Heritage’s recent $150 million unsecured debt offering were used to reduce the outstanding balance under this line of credit facility.  We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements.  Cash flows provided by operating activities decreased to $51.6 million for the nine months ended September

30, 2004 from $60.2 million for the nine months ended September 30, 2003. The decrease in cash flows from operations is primarily attributable to the combined effect of an increase in accounts receivable and other assets and a decrease in accounts payable.

As of September 30, 2004, we had 6 tenants operating under bankruptcy protection. The leases directly impacted by these bankruptcy filings totaled approximately 0.4% of our annualized base rent for all leases in which tenants were in occupancy at September 30, 2004, of which 0.2% relates to properties within Bradley OP’s portfolio.

On April 1, 2003, Fleming filed for bankruptcy protection. As part of this bankruptcy, Fleming’s motion to reject leases at three of our 13 Fleming store locations was allowed by the Bankruptcy Court on that date. The three rejected leases aggregated approximately 178,000 square feet and represented approximately 0.6% of total annualized base rent for all leases in which tenants were in occupancy on March 31, 2003.

In June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy’s, Inc., as part of Roundy’s acquisition of Rainbow Foods.  In December 2003, a fifth lease was assumed by Knowlan’s Food.  A motion filed with the Bankruptcy Court to permit three leases to be assumed by Fleming and assigned to a third party independent grocer was allowed in September 2004.  The two remaining leases, aggregating 95,000 square feet were rejected on March 25, 2004.  We are actively pursuing permanent tenants to lease the five locations that have been rejected.

Long-Term Liquidity Requirements

The long-term liquidity requirements of Heritage and Bradley OP are substantially identical and are referred to together in the discussion below. These long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, redevelopment, expansions and other non-recurring capital expenditures that are required periodically to our properties, and the costs associated with acquisitions of properties and third party developer joint venture opportunities that we pursue.

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our credit facility, bridge financing, through the issuance of additional debt and equity securities and through long-term property mortgage indebtedness.  We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. We may also enter into joint ventures with institutional investors as an alternative source of capital.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future we intend to satisfy our long-term liquidity requirements primarily through the other sources outlined above.  Heritage engages in financing and other transactions utilizing these sources of capital exclusively for its subsidiaries’, including Bradley OP’s, use.

However, there are certain factors that may have a material adverse effect on our access to these capital sources.  Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, Heritage’s credit rating and borrowing restrictions imposed by existing lenders.  Currently, Heritage has a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-, all three have stated the outlook as stable.  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in Heritage’s financial condition, results of operations or ability to service our debt.

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of September 30, 2004. Therefore, at this time, we believe that additional funds could be obtained, either in the form of additional unsecured borrowings or mortgage debt.  In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

Heritage’s ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Commitments

The following table summarizes our repayment obligations under our indebtedness outstanding as of September 30, 2004 (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total (2) (3)
Mortgage loans:

The Commons of Chancellor Park	$12,075	—	—	—	—	—	$12,075
Franklin Square	113	13,583	—	—	—	—	13,696
*Williamson Square	83	10,833	—	—	—	—	10,916
Riverchase Village Shopping Center	80	9,764	—	—	—	—	9,844
Meridian Village Plaza	70	292	4,841	—	—	—	5,203
*Spring Mall	29	120	8,021	—	—	—	8,170
*Southport Centre	38	160	171	9,593	—	—	9,962
*Longmeadow Commons	75	317	344	8,717	—	—	9,453
Innes Street Market	83	352	380	12,098	—	—	12,913
*Southgate Shopping Center	26	110	119	2,166	—	—	2,421
*Salem Consumer Square	104	453	501	555	8,806	—	10,419
*St. Francis Plaza	45	191	207	225	243	—	911
Buckingham Place	15	63	69	74	79	5,054	5,354
County Line Plaza	49	205	222	240	256	16,002	16,974
Trinity Commons	41	171	185	200	214	13,776	14,587
8 shopping centers, cross collateralized	406	1,705	1,843	1,993	2,154	72,132	80,233
*Montgomery Commons	17	79	86	94	100	7,437	7,813
*Warminster Towne Center	58	260	283	307	329	18,657	19,894
Clocktower Place	29	121	132	144	154	12,009	12,589
545 Boylston St. and William J. McCarthy Bldg.	155	655	711	772	838	31,808	34,939
29 shopping centers, cross collateralized	611	2,520	2,728	2,955	3,147	224,115	236,076
Spradlin Farm	46	189	203	219	232	16,440	17,329
*Berkshire Crossing	129	532	552	573	593	12,279	14,658
*Grand Traverse Crossing	86	366	394	424	457	11,643	13,370
*Salmon Run Plaza	76	319	349	381	417	3,192	4,734
*Elk Park Center	71	297	321	346	374	6,906	8,315
*Grand Traverse Crossing - Wal-Mart	40	165	179	193	208	4,415	5,200
Montgomery Towne Center	90	382	393	307	335	5,626	7,133
*Bedford Grove - Wal-Mart	36	152	164	178	191	3,382	4,103
*Berkshire Crossing - Home Depot/ Wal-Mart	57	239	258	278	300	5,542	6,674

Total mortgage loans	$14,833	44,595	23,656	43,032	19,427	470,415	$615,958

Unsecured notes (3)	100,000		1,490		100,000	200,000	401,490
Line of credit facility (4)		213,000					213,000

Total indebtedness	$114,833	257,595	25,146	43,032	119,427	670,415	$1,230,448

(*)                                 Designates indebtedness of Bradley OP or one of its subsidiaries. Total indebtedness as of September 30, 2004 for Bradley OP and its subsidiaries was $751,504, which does not reflect the unamortized mortgage loan premiums totaling $3,778 related to the assumption of four mortgage loans with above-market contractual interest rates.

(1)                                  Represents the period from October 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount for mortgage loans of $615,958 does not reflect the unamortized mortgage loan premiums of $9,978 related to the assumption of eleven mortgage loans with above-market contractual interest rates.

(3)                                  The aggregate repayment amount for unsecured loans of $401,490 does not reflect the unamortized original issue discount of $1,636 related to the April 2004 bond issuance.  Bradley OP has issued unsecured notes payable in an aggregate amount of $201,490, which mature in 2004, 2006 and 2008. Heritage has issued unsecured notes payable in an aggregate amount of $200,000, which mature in 2010. Bradley OP and Heritage

OP have guaranteed the Heritage unsecured notes.

(4)                                  Heritage OP and Bradley OP are co-borrowers under this line of credit facility. The entire balance outstanding under this line of credit facility is reflected in the financial statements of Bradley OP.

The mortgage indebtedness described in the table above will require balloon payments, including approximately $12.0 million commencing in November 2004. In addition, $100.0 million of unsecured notes will mature in November 2004.  It is likely that we will not have sufficient funds on hand to repay these amounts at maturity. We generally refinance maturity payments through borrowings under our unsecured credit facility. We refinance borrowings under our unsecured credit facilty through unsecured private or public debt offerings, additional debt financings secured by individual properties or groups of properties, or additional equity offerings.

As of September 30, 2004, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Construction contracts and tenant improvement obligations	$23,895	3,689	—	—	—	—	$27,584
Ground leases and subleases	332	1,355	1,355	1,381	1,447	55,166	61,036
Office leases	20	1,060	1,116	1,067	1,067	7,247	11,577
Total	$24,247	6,104	2,471	2,448	2,514	62,413	$100,197

As of September 30, 2004, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Construction contracts and tenant improvement obligations	$13,067	3,232	—	—	—	—	$16,299
Ground leases	40	161	161	161	154	11,968	12,645
Office leases	20	82	49	—	—	—	151
Total	$13,127	3,475	210	161	154	11,968	$29,095

(1) Represents the period from October 1, 2004 through December 31, 2004

The repayment obligations reflected in the above tables do not reflect the interest payments on debt and cash obligations pursuant to the supplemental executive retirement plan.

We have various existing service contracts with vendors and utility contracts related to our property management. We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year. These contracts are generally provide for termination with insignificant or no cancellation penalties.

During the second quarter of 2004, Bradley OP entered into a joint venture agreement with a third party for the development and construction of a shopping center.  Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the fall of 2005, Bradley OP may be required to purchase the third party’s joint venture interest.  The purchase price for this interest would be at the estimated fair market value.  This contingent obligation is not reflected in the table above.

In addition, pursuant to the joint venture agreement, Bradley OP has guaranteed the payment obligations of the joint venture with respect to tenant improvements being constructed by a tenant pursuant to a written lease with the joint venture.  The maximum obligation of Bradley OP under this guaranty is approximately $2.2 million.

Line of Credit

On April 29, 2002, Bradley OP and Heritage OP entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Bradley OP and Heritage OP are the joint and several borrowers under the line of credit and Heritage, and certain of its other subsidiaries, have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes.  At September 30, 2004, $213 million was outstanding under the line of credit.  Heritage used all of the net proceeds of its recent $150 million unsecured debt offering to reduce the outstanding balance under this line of credit.  The proceeds of the issuance and sale of these notes were used to repay a portion of the outstanding balance under Bradley OP’s and Heritage OP’s combined line of credit.  The Bradley OP has provided Heritage’s subsidiary acting as general partner of Bradley OP with an intercompany note with terms identical to these notes.  The entire balance outstanding under this line of credit facility is reflected in the financial statements of Bradley OP.

The ability to borrow under this line of credit is subject to ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. The variable rate in effect at September 30, 2004, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate was 2.76%.

As of September 30, 2004, the borrowers were in compliance with all of the financial covenants under this line of credit. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Debt Offerings

Heritage Notes

As of the date of this report, Heritage has outstanding two series of unsecured notes.  These notes were issued pursuant to the terms of two separate but substantially identical indentures Heritage entered into with LaSalle National Bank, as trustee.  These indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by Heritage and its subsidiaries.  Specifically, for as long as the debt securities issued under these indentures are outstanding:

•                                          Heritage is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of Heritage and its subsidiaries would be greater than 60% of the total assets, as defined, of Heritage and its subsidiaries.

•                                          Heritage is not permitted to incur any indebtedness if the ratio of Heritage’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•                                          Heritage is not permitted to incur additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of Heritage and its subsidiaries is greater than 40% of the total assets, as defined, of Heritage and its subsidiaries.

•                                          Heritage and its subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of Heritage and its subsidiaries.

These debt securities have been guaranteed by Heritage OP and Bradley OP.

Notes due 2009.   On October 15, 2004, Heritage completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009, or the 2009 Notes.  The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009.  The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

In August 2004, in anticipation of completing an unsecured debt financing, we entered into forward starting interest rate swaps with a total notional amount of $146,600,000.  The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering.  These forward swaps terminated upon pricing of the debt offering and we made a payment from the counterparties of $1.7 million in connection with the termination of these swaps.

Notes due 2014.  On April 1, 2004, Heritage completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014, or the 2014 Notes.  The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2004.  The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

In March 2004, in anticipation of completing an unsecured debt financing, we entered into forward starting interest rate swaps with a total notional amount of $192,450,000. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering. These forward swaps terminated upon pricing of the debt offering and we received a payment from the counterparties of $1.185 million in connection with the termination of these swaps.

Heritage was in compliance with all applicable covenants as of September 30, 2004.

Bradley Notes

Prior to our acquisition of Bradley Real Estate, Inc. (“Bradley”), Bradley OP completed the sale of three series of senior, unsecured debt securities. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle National Bank, as trustee, beginning in 1997. The indenture and three supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding:

•                                          Bradley OP is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of Bradley OP and its subsidiaries would be greater than 60% of the total assets, as defined, of Bradley OP and its subsidiaries.

•                                          Bradley OP is not permitted to incur any indebtedness if the ratio of Bradley OP’s consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

•                                          Bradley OP is not permitted to incur additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of Bradley OP and its subsidiaries is greater than 40% of the total assets, as defined, of Bradley OP and its subsidiaries.

•                                          Bradley OP and its subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of Bradley OP and its subsidiaries.

For purposes of these covenants, any indebtedness incurred by Heritage, Heritage OP or any of Heritage’s subsidiaries that are owned directly or indirectly by Heritage OP is not included as indebtedness of Bradley OP.

Notes due 2004.  In November 1997, Bradley OP completed the offering of $100 million aggregate principal amount of its 7% Notes due 2004, or the 2004 Notes. The 2004 Notes bear interest at 7% per year and mature on November 15, 2004. Bradley OP intends to repay the 2004 Notes upon maturity through additional borrowings under the line of credit facility. The 2004 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2004 Notes being redeemed plus accrued interest on the 2004 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2004 Notes that is designed to provide yield maintenance protection to the holders of these notes.

Notes due 2006.  In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006, or the 2006 Notes. The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of June 30, 2004.

Notes due 2008.  In January 1998, Bradley OP completed the offering of $100 million aggregate principal amount of its 7.2% Notes due 2008, or the 2008 Notes. The 2008 Notes bear interest at 7.2% per year and mature on January 15, 2008. The 2008 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2008 Notes being redeemed plus accrued interest on the 2008 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2008 Notes that is designed to provide yield maintenance protection to the holders of these notes.

Bradley OP was in compliance with all applicable covenants as of September 30, 2004.

Heritage Equity Offerings

In April 2002, Heritage completed its initial public offering and sold 14,080,556 shares of common stock at a price of $25.00 per share resulting in net proceeds of $323 million. The net proceeds of the IPO were used to repay outstanding indebtedness, including indebtedness of Bradley OP. In connection with our IPO, all shares of Series A Cumulative Convertible Preferred Stock and redeemable equity then outstanding converted automatically into shares of common stock on a one for one basis.

In December 2003, Heritage completed a secondary public offering of common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share, resulting in net proceeds of $111 million.  Net Realty Holding Trust, Heritage’s largest stockholder, exercised its contractual preemptive right and purchased 1,563,558, or approximately 40% of the shares we sold in the offering, on the same terms as third parties purchased shares.  The net proceeds of this offering were used to repay outstanding indebtedness, including indebtedness of Bradley OP.

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., Heritage’s largest tenant, and was President and Chief Executive Officer of TJX until June 1999. Annualized base rent from the TJX Companies represents approximately 5.5% of our total annualized base rent and 2.7% of Bradley OP’s total annualized base rent, for all leases in which tenants were in occupancy at September 30, 2004. TJX pays rent in accordance with 50 written leases at our properties.

Warrants

In connection with advisory services provided to Heritage by Prudential Insurance Company of America, formerly its second largest stockholder, Heritage previously issued to Prudential warrants to purchase 375,000 shares of common stock at an exercise price of $25.00 per share. Effective February 7, 2003, Heritage extended the exercise period of these warrants until April 29, 2007 and incurred a charge of $0.1 million. If not extended, 75,000 of these warrants would have expired on July 9, 2003 and the remaining warrants would have expired on September 18, 2004.

In March 2004, Prudential exercised all of its warrants in accordance with the cashless exercise provisions of its warrant agreement. Heritage issued Prudential 68,166 shares of common stock in full settlement of the warrants. Heritage did not incur any additional expense as a result of the exercise of the warrants.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Heritage board of directors.  Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods, Bi-Lo, Bruno’s and Stop & Shop.  Mr. Vaughn is also a member of the Board of Trustees of Heritage’s largest stockholder, Net Realty Holding Trust.  Annualized base rent from Ahold USA and its subsidiary companies represent approximately 0.9% of Heritage’s total annualized base rent for all leases in which tenants were in occupancy at September 30, 2004.  Ahold USA and its subsidiary companies pays us rent in accordance with 5 written leases at our properties.  None of the Ahold USA locations are in the Bradley OP portfolio.

131 Dartmouth Street Joint Venture and Lease

In November 1999, Heritage entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by Heritage. Heritage has issued this interest as part of a management arrangement with the joint venture pursuant to which Heritage manages the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. Heritage accounts for its interest in this joint venture using the cost method and Heritage has not expended any amounts on the office building through June 30, 2004.

In February 2004, Heritage entered into an eleven-year lease with its joint venture with NETT for the lease of approximately 31,000 square feet of space at 131 Dartmouth Street and Heritage moved its corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, which were negotiated on an arms-length basis, Heritage begins paying rent to the joint venture in February 2005.

Boston Office Lease

In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space in an office building at 535 Boylston Street to NETT for its Boston offices. Net Realty Holding Trust assigned this lease to Heritage as part of its formation. The current term of this lease expires on June 30, 2005 and under this lease, NETT pays Heritage $648,000 per year in minimum rent.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Non-Recourse Loan Guarantees

In connection with the Bradley acquisition, Heritage OP entered into a special securitized facility with Prudential Mortgage Capital Corporation (“PMCC”) pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which Heritage OP contributed 29 of its properties. This loan is secured by all 29 properties contributed to the borrower.

In connection with the securities financing with PMCC, Heritage OP entered into several indemnification and guaranty agreements with PMCC under the terms of which Heritage OP agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by Heritage OP to Heritage SPE LLC.

We also have agreed to indemnify other mortgage lenders for bad acts and environmental liabilities in connection with other mortgage loans that we have obtained.

Inflation

Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures). Many of our leases are also for terms of less than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3:                        Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.

The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of September 30, 2004 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2004 (1)	2005	2006	2007	2008	2009+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$14,704	$44,063	$23,104	$42,459	$18,834	$458,136	$601,300	7.99%
Variable rate	129	532	552	573	593	12,279	14,658	3.65%
Unsecured Debt:
Fixed rate	100,000	—	1,490	—	100,000	200,000	401,490	5.81%
Variable rate	—	213,000	—	—	—	—	213,000	2.76%
Total	$114,833	$257,595	$25,146	43,032	$119,427	$670,415	$1,230,448	6.32%

(1)                                  Represents the period from October 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount of $1,230,448 does not reflect the unamortized mortgage loan premiums totaling $9,978 related to the assumption of eleven mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,636 on the April 2004 bond issuance.

If market rates of interest on our variable rate debt outstanding at September 30, 2004 increase by 10%, or 28 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.6 million annually.

The following table separately presents the variable and fixed rate obligations, at their carrying values, of Bradley OP and its subsidiaries sorted by maturity date (in thousands):

	2004 (1)	2005	2006	2007	2008	2009+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$841	$14,061	$11,397	$23,457	$11,425	$61,175	$122,356	8.17%
Variable rate	129	532	552	573	593	12,279	14,658	3.65%
Unsecured Debt:
Fixed rate	100,000	—	1,490	—	100,000	200,000	401,490	5.81%
Variable rate	—	213,000	—	—	—	—	213,000	2.76%
Total	$100,970	$227,593	$13,439	24,030	$112,018	$273,454	$751,504	5.29%

(1)                                  Represents the period from October 1, 2004 through December 31, 2004.

(2)                                  The aggregate repayment amount of $751,503 does not reflect the unamortized mortgage loan premiums totaling $3,778 related to the assumption of four mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,636 on the April 2004 bond issuance.

If market rates of interest on our variable rate debt outstanding at September 30, 2004 increase by 10%, or 28 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.6 million annually.

Bradley OP was not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2004 in relation to total assets and our total market capitalization.

ITEM 4:                                                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Heritage Property Investment Trust’s principal executive officer, principal financial officer, and other members of senior management have evaluated the design and operations of the disclosure controls and procedures of Heritage and Bradley OP.  Based on this evaluation, Heritage’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in Heritage’s and Bradley OP’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

In addition, there have not been any changes in Heritage’s or Bradley OP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Heritage’s or Bradley OP’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 31, 2001, a complaint was filed against Heritage in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that Heritage owes Mr. Donahue and his firm a fee in connection with services he claims he performed on Heritage’s behalf in connection with Heritage’s acquisition of Bradley.  On September 18, 2000, Heritage acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion.  Through his personal relationships with the parties involved, at Heritage’s request, Mr. Donahue introduced Heritage to Bradley and its senior management team.  Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of Heritage’s acquisition of Bradley beyond merely introducing the parties.  For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration Heritage paid to acquire Bradley, or a fee of approximately $24 million.  In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts’s law.

On November 29, 2002, the court granted Heritage’s motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal.  On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims.  The Appellate Court’s decision reverts the case back to the Superior Court for discovery and additional proceedings.  It is not possible at this time to predict the outcome of this litigation and Heritage intends to vigorously defend against these claims.

Except as set forth above, we are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. In the opinion of our management, based upon currently available information, this litigation is not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.  Defaults upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1                           Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2                           Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1                           Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

32.2                           Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

(b)                                 Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY OPERATING LIMITED PARTNERSHIP

By: Heritage-Austen Acquisition, Inc., its General Partner

Dated: November 9, 2004

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer