Form 10-K
period 2004-12-31
BRADLEY OPERATING L P
filed 2005-03-31
CIK 1039189

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-23065

BRADLEY OPERATING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3306041 (I.R.S. Employer Identification No.)

131 Dartmouth Street
Boston, Massachusetts 02116
(Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code: (617) 247-2200

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2004, the aggregate market value of the 340,270 common units of limited partnership interest ("Units") held by non-affiliates of the Registrant was $9.2 million based upon the last reported sale price of $27.06 per share on the New York Stock Exchange on June 30, 2004 of the common stock of Heritage Property Investment Trust, Inc., a real estate investment trust and the sole stockholder of the sole general partner of the Registrant, for which the Units are redeemable under certain circumstances at the election of Heritage Property Investment Trust, Inc. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Heritage Property Investment Trust, Inc.)

Documents Incorporated by Reference

        Heritage Property Investment Trust, Inc., the sole stockholder of the Registrant's sole general partner, expects to file no later than April 15, 2005, its definitive Proxy Statement for its 2005 Annual Meeting of Stockholders and hereby incorporates by reference into Part III hereof the portions of such Proxy Statement described in Items 10, 11, 12, 13 and 14 hereof.

BRADLEY OPERATING LIMITED PARTNERSHIP
ANNUAL REPORT ON FORM 10-K
INDEX

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information we publicly disseminate contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results and therefore should not be relied upon. The factors that could cause actual results to differ materially from current expectations are discussed under "Item 1—Business—Risk Factors." The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on those statements.

Item 1: Business

        Heritage Property Investment Trust, Inc., Bradley Operating Limited Partnership and their subsidiaries are separate legal entities. For ease of reference, the terms "we," "us," and "ours" refer to the business and properties of all these entities, unless the context indicates otherwise. Similarly, references to "Heritage" or "the Company" refer to Heritage Property Investment Trust, Inc. and its subsidiaries and references to "Bradley OP" refer to Bradley Operating Limited Partnership and its subsidiaries.

Overview

        Bradley OP is one of the legal entities through which Heritage Property Investment Trust, Inc., a fully integrated, self-administered and self-managed real estate investment trust, or "REIT," conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Heritage is one of the nation's largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of December 31, 2004, Heritage had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of total gross leasable area ("GLA"), of which approximately 28.0 million square feet was Company-owned GLA. Heritage's shopping center portfolio was 93.3% leased as of December 31, 2004.

        Heritage is headquartered in Boston, Massachusetts and has sixteen regional offices located in the Eastern, Midwestern, and Southwestern United States. Heritage also owns three office buildings.

        Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or Heritage OP, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest. As of December 31, 2004, Bradley OP and its subsidiaries owned 106 shopping centers, located in 21 states and totaling approximately 17.6 million square feet of Company-owned GLA.

        Although we generally manage the affairs of Bradley OP and Heritage OP in the same manner, we are operating two distinct operating partnerships as we have elected not to merge or combine Heritage OP and Bradley OP as a legal matter at this time. As of December 31, 2004, we owned directly or indirectly all of the ownership interests in the Heritage OP and approximately 98.5% of the ownership interests in the Bradley OP, and we are the sole general partner of Heritage OP and, through a wholly owned subsidiary, of Bradley OP. This structure is commonly referred to as an umbrella partnership REIT or UPREIT.

        Pursuant to the Bradley OP partnership agreement, through our subsidiary acting as the sole general partner of Bradley OP, we generally have full, exclusive and complete responsibility and discretion in the management, operation and control of Bradley OP, including the ability to cause Bradley OP to enter into certain major transactions, including acquisitions, developments and dispositions of properties and refinancings of existing indebtedness.

        Interests in Bradley OP are evidenced by two classes of unit holders: general partner "common" units owned by our subsidiary as "GP Units," and limited partner "common" units evidenced by "LP Units." The holders of LP Units have the right, under certain circumstances, to exchange their units for shares of Heritage common stock on a one-for-one basis. Holders of GP Units and LP Units are referred to as "common unit holders."

        LP Units are generally held by persons who received limited partner interests in connection with their contributions of direct or indirect interests in one or more properties to Bradley OP. Bradley OP is obligated to redeem each LP Unit at the request of the holder for cash equal to the fair market value of a share of our common stock at the time of the redemption. Heritage may elect to acquire those LP Units presented for redemption for either one share of common stock or cash. With each redemption of LP Units, Heritage's percentage ownership interest in Bradley OP increases. Bradley OP may issue additional LP Units to purchase additional properties or to purchase land parcels for the development of properties in transactions that defer some or all of the seller's tax consequences. Offering LP Units instead of cash for properties may provide potential sellers with partial federal income tax deferral.

        Bradley OP also has the authority to issue preferred units that may have distribution and other rights senior to the rights of holders of common or preferred units.

        Although there is no separate trading market for LP Units, we believe the market value of the shares of Heritage common stock on the New York Stock Exchange may provide existing and potential holders of LP Units with a mechanism by which to value LP Units from time to time, after giving effect to the particular tax position of each holder. The trading value of the common stock serves as a useful surrogate for the value of LP Units because the distributions to the holders of LP Units are made concurrently with and in the same amount per LP Unit as distributions we pay to each share of Heritage common stock and because of the redemption rights of the holders of the LP Units.

2004 Highlights and Recent Developments

Expansion of Shopping Center Portfolio

        During 2004, we expanded our shopping center portfolio by acquiring four properties aggregating 1.1 million square feet of GLA, of which 0.9 million square feet was Company-owned. Bradley OP acquired three of these properties, aggregating 0.7 million square feet of GLA, of which 0.5 million square feet was Company-owned. The aggregate investment for the four properties was $153 million, which was funded through borrowings under our prior line of credit, the assumption of mortgage debt, and the issuance of common units by Bradley OP.

Disposition of Non-Core Assets

        During 2004, we also completed the disposition of two shopping centers, two shopping center parcels and one office building. The net proceeds from these dispositions were $30.1 million, resulting in an aggregate gain of $4.0 million. Bradley OP completed the disposition of the two shopping centers and two shopping center parcels. The net proceeds to Bradley OP were $22.7 million, resulting in an aggregate gain of $1.0 million. The proceeds from these sales were used to partially repay our prior line of credit. The sale of these properties was consistent with our policy to sell assets that do not meet our long-term ownership criteria and redeploy the capital into the acquisition of shopping centers.

Lakes Crossing Joint Venture

        In May 2004, we completed our first joint venture for the development and construction of a shopping center located in Norton Shores (Muskegon), Michigan, a suburb of Grand Rapids. The joint venture is owned equally by Bradley OP and Westwood Development Group, a regional developer based in Michigan. Bradley OP made an initial equity investment of $3.3 million and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004.

        The center, known as Lakes Crossing, began construction in late 2003 and is expected to be completed by the spring of 2006. Lakes Crossing is located on an approximately 58.5 acre site and is situated at the intersection of US Highway 31 and Harvey Street, directly across from Lakes Crossing Mall. The project will contain approximately 302,000 square feet of retail space, of which 210,000 square feet will be owned by the joint venture. Lakes Crossing is anchored by Kohl's Department Stores (which owns its 88,000 square foot location) and will feature a mix of national and local retailers. The joint venture has signed lease agreements with Circuit City, Catherine's, Shoe Carnival, Johnny Carino's, Logan's Roadhouse, Jo 2 Go and Quizno's totaling 67,000 square feet. The joint venture has also entered into letters of intent for leases with additional national retailers totaling 66,000 square feet.

        In November 2004, the joint venture obtained a $22 million construction loan from Key Bank, National Association, a portion of which was used to pay off the $9.2 million bridge loan referred to above. The Key Bank loan matures in November 2006 (subject to extension) and has been fully guaranteed by the Company and Bradley OP.

April Debt Offering

        On April 1, 2004, we completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014. These notes were priced to yield 5.236% at a spread of 135 basis points over the comparable U.S. Treasury note. Including all offering expenses, the original issuance discount and the settlement of forward swaps entered in advance of the issuance of the notes, the all-in effective interest rate of the unsecured notes is 5.33%. These notes were guaranteed by Bradley OP and Heritage OP. Through a subsidiary, we contributed the net proceeds of this offering to Bradley OP and received an intercompany note from Bradley OP. All of the net proceeds of this offering were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

October Debt Offering

        On October 15, 2004, we completed the offering and sale of $150 million principal amount of unsecured 4.50% notes due October 15, 2009. These notes were priced to yield 4.521% at a spread of 118 basis points over the comparable U.S. Treasury note. Including all offering expenses and the settlement of the forward swaps in advance of the issuance of the notes, the all-in effective interest rate of the unsecured notes is 5.03%. These notes were guaranteed by Bradley OP and Heritage OP. Through a subsidiary, we contributed the net proceeds of this offering to Bradley OP and received an intercompany note from Bradley OP. All of the net proceeds of this offering were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

Redemption of Series B Preferred Units

        On February 23, 2004, Bradley OP redeemed all of its outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units. All 2,000,000 of the outstanding Series B Preferred Units were redeemed at a redemption price of approximately $25.00 per unit. There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, Bradley OP did not incur a charge in connection with this redemption.

Redemption of Series C Preferred Units

        On September 7, 2004, Bradley OP redeemed all of its outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units. All 1,000,000 of the outstanding Series C Preferred Units were redeemed at a redemption price of approximately $25.00 per unit. There were no unamortized issuance costs associated with the Series C Preferred Units, therefore, Bradley OP did not incur a charge in connection with this redemption. As a result of the redemption of the Series C Preferred Units, there are currently no preferred units of Bradley OP outstanding.

Repayment of Bonds

        On November 15, 2004, Bradley OP repaid upon maturity all of its $100 million aggregate principal amount of 7% Notes due 2004, which were issued in November 1997. Bradley OP funded this repayment through borrowings under our prior line of credit.

Payment of Distributions

        During 2004, Bradley OP paid aggregate distributions on its LP Units of $2.10 per unit.

New Line of Credit

        On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this line of credit. This new line of credit replaces our existing line of credit, which would have matured on April 29, 2005 and we repaid the entire outstanding amount under our prior line of credit with borrowings under this new line of credit. This new line of credit will be used principally to fund growth opportunities and for working capital purposes.

Business and Growth Strategies

        Although the operations of Bradley OP are separate from the operations of Heritage OP and our other subsidiaries, our business and growth strategies with respect to the operations of Bradley OP are identical to our strategies in managing our other operations.

        Our business strategy has been, and will continue to be, to generate stable and increasing cash flow and asset value by acquiring and managing a portfolio of real estate properties located in attractive markets with strong economic and demographic characteristics. Our business strategy consists of the following elements:

  •
  Building and leveraging our long-term tenant relationships. An important priority in managing our business is establishing and developing strong, lasting relationships with our tenants. We believe that we have been successful in consistently meeting or exceeding the expectations and demands of our tenants. Over the years, this strategy has allowed us to forge mutually beneficial business relationships, enabling our tenants, through our broad geographic focus and contacts, to enter new markets and leverage opportunities to increase their presence in and across markets. We intend to continue to leverage our tenant relationships as we grow and expand our business.

  •
  Maximizing cash flow from our properties by continuing to enhance the operating performance of each property. We manage our properties through a coordinated property management and leasing program, which enables us to achieve operating, marketing and leasing efficiencies. We aggressively lease currently available space and space that becomes available, both to existing and new tenants. During 2004, we signed new leases and renewals of leases on 3.1 million square feet of space at an average base rental rate increase of 6.0% over the expired rates on a cash basis. As of December 31, 2004, leases on 1.9 million square feet of space were scheduled to expire in 2005, representing 7.2% of our total portfolio GLA.

  •
  Targeting redevelopment and expansion projects that we believe will generate substantial returns. We seek to leverage our operating and redevelopment capabilities to capitalize on prospects within our existing portfolio. In particular, we are currently exploring opportunities to expand our existing centers, to reposition our tenant mix and, where appropriate, to lease parcels on our properties with minimal incremental cost.

  •
  Increasing the number of anchor tenants to enhance the consumer traffic at our neighborhood and community shopping centers. We believe that securing multiple anchors at a property enhances the attractiveness of the center by increasing consumer traffic, which enhances the performance of our other tenants within the remaining available space of a center. We believe that there are additional opportunities to increase the number of anchor tenants at some of the existing properties in our portfolio.

  •
  Pursuing opportunities to acquire multi-anchored, primarily by grocers, neighborhood and community shopping centers. We utilize our knowledge of key markets to pursue opportunistic acquisitions of primarily grocer-anchored shopping centers with a multi-anchored focus. We seek to establish a firm market presence by owning multiple properties in an area and employ a dual strategy that focuses our acquisition activities primarily in the top 50 Metropolitan Statistical Areas ("MSA's"). First, we target properties in geographic areas proximate to our existing shopping centers located in 29 states, which allows us to maximize our current resources and manage expenses. Second, we explore opportunities to expand into other geographic markets where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale. Our senior management team has developed long-standing relationships with institutional and other owners and operators of shopping center properties and has built a national broker network. These efforts have enhanced our ability to identify and capitalize on acquisition opportunities.

  •
  Increasing our sources of capital and acquisition activities by pursuing joint ventures with local developers and institutional investors. As the acquisition environment has grown more competitive, we have begun to develop alternative sources of acquisition candidates and capital sources. Development joint ventures will allow us to leverage our operating expertise to create value, enhance our profitable growth and participate in areas of new developments. We are also actively pursuing other joint ventures whose goals are to provide us with an alternative source of capital. These joint ventures will allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves.

Our Competitive Strengths

        We seek to implement our strategy in a number of ways, including by our:

  •
  Grocer-anchored neighborhood and community shopping center focus. As of December 31, 2004, approximately 72% of our centers were grocer-anchored and these centers accounted for approximately 71% of our total net operating income for the year. Grocers are, in our experience, more resistant to economic downturns by the nature of their business and generate continuous consumer traffic to our centers. This traffic enhances the quality and appeal of our centers and benefits our other tenants.

  •
  Multi-anchored focus. Our shopping centers have an average of 2.8 anchor tenants. We consider an anchor tenant to be a tenant that occupies at least 15,000 square feet at one of our centers. In our experience, multiple anchors attract greater consumer flow through the entire shopping center and add to the economic stability of our shopping centers as a whole.

  •
  Diverse tenant base. No single tenant currently represents more than approximately 5.5% of our annualized base rental revenue. As of December 31, 2004, we had approximately 3,300 separate leases with various tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores and a great variety of other regional and local retailers. We believe that this diversity of tenants will enable us to generate more stable cash flows over time.

  •
  Geographic diversification. Our properties are located in 29 states, in the Eastern, Midwestern and Southwestern United States. As of December 31, 2004, the five largest concentrations of properties in our total portfolio, based on total annualized base rent, were located in Illinois, North Carolina, Minnesota, Indiana and New York, representing 12.2%, 9.9%, 9.7%, 7.1% and 6.9% respectively. We believe that geographic diversity helps mitigate the risks associated with localized economic downturns.

  •
  Attractive locations with strong market demographics. The average population within a three-mile radius of our properties is approximately 64,000 and the average annual household income in such areas is $64,000, based upon 2000 census data provided by Applied Geographic Solutions. We believe these strong market demographics provide our properties with a consistent supply of shoppers who exhibit strong demand for goods and services.

  •
  Seasoned management team. Our senior management team is comprised of executives with an average of over 20 years of experience in the acquisition, management, leasing, redevelopment and construction of real estate or retail properties. In particular, we believe the in-depth market knowledge and long-term tenant relationships developed by our senior management provide us with a key competitive advantage.

Financing Strategy

        Our financing strategy with respect to the operations of Bradley OP is identical to our strategy in financing our other operations. We seek to maintain a strong financial position by maintaining a prudent level of leverage and managing our variable interest rate exposure. We have accomplished this by being flexible in selecting the best means available of financing our operations and growth, including accessing the public equity markets.

        In April 2002, we completed our initial public offering and sold 14,080,556 shares of our common stock at a price of $25.00 per share resulting in net proceeds to us of $323 million. We used the net proceeds of our initial public offering to reduce our indebtedness.

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share resulting in net proceeds to us of $111 million. We used the net proceeds to reduce our indebtedness.

        At December 31, 2004, we had approximately $1.3 billion of indebtedness consisting of a combination of our prior unsecured line of credit, unsecured notes issued by the Company and by Bradley OP and mortgage indebtedness. This aggregate indebtedness had a weighted average interest rate of 6.19% with an average maturity of 5.0 years. As of December 31, 2004, our market capitalization was $2.8 billion, resulting in a debt-to-total market capitalization ratio of approximately 46.0%.

        On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this line of credit. This new line of credit replaces our prior line of credit, which would have matured on April 29, 2005 and we repaid the entire outstanding balance under our prior line of credit with borrowings under this new line of credit. This new line of credit will be used principally to fund growth opportunities and for working capital purposes. As of March 29, 2005, $211 million was outstanding under this new line of credit.

        On April 1, 2004, we completed the issuance and sale of $200 million principal amount of unsecured 5.125% notes due April 15, 2014. These notes were priced to yield 5.236% at a spread of 135 basis points over the comparable U.S. Treasury note. Bradley OP and Heritage OP guaranteed these notes. Through a subsidiary, we contributed the net proceeds of this offering to Bradley OP and received an intercompany note from Bradley OP. All of the net proceeds of this offering were then used by Bradley OP to reduce the outstanding balance under our prior line of credit. Including all offering expenses, the original issuance discount and the settlement of forward swaps entered into in advance of the issuance of the notes, the all-in effective interest rate of the unsecured notes is 5.33%.

        On October 15, 2004, the Company completed the offering and sale of $150 million principal amount of unsecured 4.50% notes due October 15, 2009. These notes were priced to yield 4.521% at a spread of 118 basis points over the comparable U.S. Treasury note. Bradley OP and Heritage OP guaranteed these notes. These notes were guaranteed by Bradley OP and Heritage OP. Through a subsidiary, we contributed the net proceeds of this offering to Bradley OP and received an intercompany note from Bradley OP. All of the net proceeds of this offering were then used by Bradley OP to reduce the outstanding balance under our prior line of credit. Including all offering expenses and the settlement of the forward swaps entered into in advance, the all-in effective interest rate of the unsecured notes is 5.03%.

        We intend to finance future growth with the most advantageous source of capital available. These sources may include selling common stock, preferred stock or debt securities through public offerings or private offerings, incurring or assuming additional indebtedness through secured or unsecured borrowings, issuing units of limited partnership interests in Bradley OP in exchange for contributed property, and reinvesting proceeds received upon the disposition of properties.

        In addition, we expect to enter into joint ventures with institutions or developers to acquire properties or portfolios, reducing the amount of capital required by us to make those investments. Joint venturing of shopping centers also provides us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we will be engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures.

        During October 2003, we filed a shelf registration statement on Form S-3 for up to $500 million of debt securities, preferred stock, common stock and common stock warrants. This shelf registration statement will permit us to utilize the public debt and equity markets as a principal source of capital for our expansion and other needs. As of March 31, 2005, we had approximately $389 million available for issuance under this shelf registration statement.

        We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements, consisting primarily of funds necessary for operating expenses and other property expenditures, recurring maintenance capital expenditures, interest expense and scheduled principal payments on outstanding indebtedness and future distributions to our stockholders. In addition, we believe that our existing working capital, cash provided by operations, secured and unsecured indebtedness, our new line of credit and equity capital will continue to be available to us in the future to fund our long-term liquidity requirements consisting primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue.

Growth Strategy

Acquisitions

        We target multi-anchored, open-air neighborhood and community shopping centers generally containing greater than 125,000 square feet of GLA. In particular, we seek to acquire those shopping centers anchored by market-leading grocers or those regional operators who have dominant positions in their trade areas. In addition, we focus on the presence of, or the ability to add, other additional anchor(s) for these centers, including electronics, home improvement, off-price retailers, office superstores, and fabric and clothing retailers, all of whom we believe to be generally beneficial to the value of the center. In addition to those anchors, we also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, restaurants, and apparel and specialty shops. We seek a convenient and easily accessible location with abundant parking close to residential communities, with excellent visibility for our tenants and easy access for neighborhood shoppers.

        With respect to our geographical focus, historically, our acquisition activities were focused primarily in the Eastern and Midwestern United States. We seek to establish a significant market presence by owning multiple properties in an area. As our portfolio has grown, we have employed and will, in the future, continue to employ, a dual strategy that focuses our acquisition activities primarily in the top 50 MSA's. The first part of our strategy is to target properties in geographic areas proximate to our existing neighborhood and community shopping centers, which allows us to maximize our current resources and manage expenses. In 2004, we acquired four additional shopping centers consistent with this strategy.

        The second part of our strategy is to explore opportunities to expand into other geographic markets, particularly where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale. In 2003, we capitalized on just such an opportunity when we entered the Texas marketplace for the first time through our Trademark portfolio acquisition, consisting of eight properties. In connection with this transaction, we also established a regional office in Dallas, Texas, which will facilitate future growth in Texas. We anticipate that we will use this transaction to further expand in the Southwestern and/or Western United States marketplaces in the future.

        With the emergence of Wal-Mart and increased consolidation within the traditional grocer industry, in the future, we expect that some of the shopping centers we may acquire will not contain a traditional grocer-anchor. These centers may, in some instances, contain a specialty grocer. However, we will continue to focus on acquiring our core property type—dominant, well-established grocer- and multi-anchored centers located in densely populated communities in Top 50 MSAs within our core markets.

        We will continue to evaluate all potential acquisitions on a property-by-property and market-by-market basis. We evaluate each market based on similar criteria, including: stable or growing population base; positive job growth; diverse economy, and other competitive factors.

Joint Ventures

        In 2004, we added a new component to our growth strategy through our pursuit of strategic joint ventures. These joint ventures will provide us with greater access to potential acquisitions and alternative sources of capital to fund acquisitions. We expect such joint ventures to take one of two forms.

        The first type of joint venture arrangement we are pursuing are arrangements with third party developers. In these joint ventures, we will partner with a local developer to develop and construct shopping centers in attractive markets. Fundamentally, this development joint venture strategy is simply an extension of our acquisition philosophy because these joint ventures will enable us to take advantage of attractive opportunities to "pre-purchase" quality assets. These properties will be substantially similar to those properties within our core portfolio. In addition, these joint ventures will provide us with the potential for generating fee income.

        In May 2004, we completed our first joint venture for the development and construction of a 302,000 square foot shopping center located in Norton Shores (Muskegon), Michigan, a suburb of Grand Rapids. The joint venture is owned equally by Bradley OP and Westwood Development Group, a regional developer based in Michigan. Bradley OP made an initial equity investment of $3.3 million and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004.

        The second type of joint venture arrangement we are pursuing are arrangements with institutional investors. These joint ventures allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves and enabling us to earn steady fee income. We expect the types of properties we might acquire through these joint ventures to be substantially similar to those properties we seek to acquire for our core portfolio.

        We expect to increase our joint venture activity in these areas in 2005.

Dispositions

        We generally hold our properties for investment and the production of rental income and not for sale to buyers in the ordinary course of our business. However, we continually analyze each asset in our portfolio and will consider those properties that might be sold or exchanged for optimal sale prices or exchange values, given prevailing market conditions and the particular characteristics of each property.

        In 2004, we also focused more closely on our capital recycling program as we continued to determine those properties that do not meet our long-term strategy due to their size, geographic location or lack of sufficient growth opportunities. In 2004, we completed the disposition of two shopping centers, two shopping center parcels and one office building. In the future, through our capital recycling program, we will dispose of additional properties that are not a strategic fit within our overall portfolio.

In-House Leasing and Property Management Program

        We believe that effective leasing is the key to successful asset management. We maintain close relationships with our tenants, properties and markets by maintaining 16 regional offices in addition to our corporate headquarters in Boston. A majority of these offices are staffed with leasing representatives. Our primary goal is for each leasing representative to become an expert in his or her marketplace by becoming familiar with current tenants as well as potential local, regional and national tenants who would complement our current tenant mix. The renewal and replacement of tenants is critical to our leasing and management performance.

        Our full time property managers are located throughout our regional offices, which make them easily accessible to our properties. This enables our managers to remain in frequent contact with our tenants and to ensure the proper maintenance of our properties. We periodically renovate and improve our properties in order to keep them in top condition to enable us to attract and retain our tenants.

        Our leasing and property management functions are supervised and administered by our senior officers at our Boston headquarters. Corporate management, leasing and property management personnel regularly visit all of our properties to support our regional personnel and to ensure implementation of our policies and directives.

Competition

        We encounter competition for acquisitions of existing income-producing properties. We also face competition in leasing available space at our properties to prospective tenants. The actual competition for tenants varies depending upon the characteristics of each local market in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, and the presence of anchor tenants and maintenance of properties.

        We believe that competition for the acquisition and operation of retail shopping centers is highly fragmented. We face competition from institutional pension funds, other domestic and foreign institutional investors, other REITs and owner-operators engaged in the acquisition, ownership and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. In recent years, competition for the acquisition of properties has grown more fierce.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in, or released from its property. We currently have approximately eighteen properties in our portfolio that are undergoing or have been identified as requiring or potentially requiring some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination resulting from dry-cleaning pollutants will range from approximately $15,000 to $450,000 per property, and the cost of remediation for contamination from gasoline pollutants will range from approximately $15,000 to $100,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

        Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. None of the properties covered by this indemnity are within Bradley OP's portfolio. Since our formation in 1999, we have been reimbursed by Net Realty Holding Trust for approximately $2.1 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

        With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our or Bradley OP's financial condition and we have established reserves for such costs.

        In addition to the costs of remediation described above, we may incur additional costs to comply with federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety generally. These laws, ordinances and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the management of asbestos and the remediation of contamination. Some of these laws, ordinances and regulations may impose joint and several liabilities on current or former tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the actions that caused the contamination. Some of these laws and regulations require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures on our part. Future laws, ordinances or regulations may impose material environmental liability, or the current environmental condition of our properties may affect the operations of our tenants, the existing condition of the land, operations in the vicinity of the properties, such as the presence of underground storage tanks, or the activities of unrelated third parties. These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations which may be applicable to our operations, and which may subject us to liability in the form of fines or damages for noncompliance.

Employees

        We run the day-to-day operations of Bradley OP. At December 31, 2004, we had 156 total employees. Our employees included 26 leasing and support personnel, 57 property management and support personnel, 9 legal and support personnel, and 64 corporate management and support personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

        Heritage Property Investment Trust, Inc., the sole stockholder of our sole general partner, has a web site located at http://www.heritagerealty.com. On its Web site, you can obtain a copy of Heritage's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). We do not make Bradley OP's reports available on our website. You may obtain Bradley OP's reports by accessing the EDGAR database at the SEC's website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to:

Heritage Property Investment Trust, Inc.
Investor Relations
131 Dartmouth Street
Boston, MA 02116
(617) 247-2200

        Also posted on Heritage's web site, and available in print upon request to our Investor Relations department, are the charters for Heritage's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, Heritage's Corporate Governance Guidelines, Code of Ethics for Financial Professionals, Code of Business Conduct and Ethics governing our directors, officers and employees and Whistleblower Policy. Within the time period required by the SEC and the New York Stock Exchange, we will disclose on our web site any amendment to, or waiver from, a provision of our Code of Ethics for Financial Professionals and our Code of Business Conduct and Ethics. In addition, Heritage's web site includes information concerning purchases and sales of Heritage's common stock by its executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Risk Factors

  Set forth below are the risks that we believe are material to our investors.

Adverse market conditions affect our results of operations.

        The economic performance and value of our real estate assets is subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. Our properties currently are located in 29 states, primarily in the East and the Midwest. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn generally or in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may impact the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be significantly harmed.

Downturns or changes in the retailing industry will have a direct impact on our performance.

        Our properties consist of neighborhood and community shopping centers. Our performance, therefore, is linked to economic conditions in the market for retail space generally. The market for retail space has been, and could in the future be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the increasing market strength of Wal-Mart, including its continued growth as a grocer, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. In particular, consolidation within the retail industry has reduced the number of prospective tenants to lease our available space. Furthermore, many national tenants have increased their overall buying power as a result of consolidation, thereby increasing their leverage in negotiating lease terms with us. To the extent that any of these conditions occur or continue, they are likely to impact market rents for retail space.

A downturn in our tenants' businesses, tenant bankruptcies, leasing delays we encounter, particularly with respect to our anchor tenants, will affect our ability to collect balances due from tenants and would seriously harm our operating results.

        At any time, our tenants may experience a downturn in their businesses that may weaken their financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to our company and would harm our operating results.

        Any bankruptcy filings by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant, the lease guarantor or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a tenant assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, which may harm our financial condition.

Certain provisions of our leases with our tenants may harm our operating performance.

        We have entered into leases with our tenants that allow the tenant to terminate their lease or to pay reduced rent from us if an anchor tenant in the same shopping center terminates its lease with us or fails to occupy the premises. In that event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease, which would reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.

        In addition, in many cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within that center to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease or to re-lease on satisfactory terms could harm our operating results.

We face considerable competition in the leasing market and may not be able to renew leases or re-let space as leases expire.

        We face competition from similar retail centers within the trade areas of each of our centers when renewing leases or releasing space as leases expire. In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition. Even if our tenants do re-new or we are successful in re-letting space, it is possible that the terms of renewal or re-letting may be less favorable than existing lease terms.

        For example, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital expenditures we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-lease space as leases expire, cash flow from tenants would be decreased resulting in lower operating results.

We face increasing competition in the acquisition of additional real estate properties and other assets.

        We face competition in making acquisitions of additional real estate properties and other assets. Integral to our business strategy is our ability to expand through acquisitions, which requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are comparable with our growth strategy. We compete with many other entities engaged in real estate investment activities for acquisitions of retail shopping centers, including institutional pension funds, other domestic and foreign institutional investors, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for the real estate properties, other assets and other companies we seek to acquire, or may succeed in acquiring those companies or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

        In addition, during 2004, the number of entities and the amount of funds competing for suitable investment properties continued to increase. This resulted in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.

Future acquisitions of properties may not yield the results we expect.

        We intend to continue acquiring shopping centers. We face the risk that newly acquired properties may fail to perform as we anticipate. For instance, acquired properties may not perform as well as we anticipate because of changes in demand for retail space that negatively impact our ability to renew leases or re-let space. In addition, our management may underestimate the costs necessary to integrate acquired properties within our portfolio.

We anticipate that our working capital reserves and cash flow from operations may not be adequate to cover all of our cash needs and we will have to obtain financing from other sources.

        We anticipate that our working capital reserves will not be adequate to cover all of our cash needs. In order to cover those needs, we may have to obtain financing from other sources. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

We have over $1.3 billion of debt, a portion of which is variable rate debt, which may impede our business and operating performance.

        We have over $1.3 billion of outstanding indebtedness, approximately $226 million of which bears interest at a variable rate, and we have the ability to borrow $189 million of additional variable rate debt under our new line of credit. Increases in interest rates on our existing indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions.

        As we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through re-financings and/or equity offerings. In particular, as of December 31, 2004, we had outstanding indebtedness that required principal amortization and balloon payments of $241 million in 2005. On March 29, 2005, $196 million of this indebtedness, which related to our prior line of credit, was repaid through our new line of credit having a new maturity date of March 29, 2008. It is likely that we will not have sufficient funds on hand to repay the remaining 2005 balloon amounts at maturity and that we will have to borrow additional funds to make these payments. The amount of our existing indebtedness may adversely affect our ability to repay debt through re-financings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which would adversely affect our operating results.

        We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow under our new line of credit or borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. We may also borrow funds, if necessary, to satisfy the requirement that we distribute to stockholders as distributions at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

        Our substantial debt may harm our business and operating results, including:

  •
  Requiring our company to use a substantial portion of our funds from operations to pay interest, which reduces the amount available for distributions;

  •
  Placing us at a competitive disadvantage compared to our competitors that have less debt;

  •
  Making our company more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and

  •
  Limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future.

Our financial covenants may restrict our operating or acquisition activities.

        The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our outstanding unsecured debt contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our ability to borrow under our line of credit is subject to compliance with these financial and other covenants.

        We rely on borrowings under our line of credit to finance acquisitions and redevelopment activities and for working capital, and if we were unable to borrow under our line of credit or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. Our line of credit and the indentures under which we have previously issued unsecured public debt also contain limitations on our ability to incur future secured and unsecured debt. If we need to pledge properties in order to borrow additional funds, these covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan.

We could become too highly leveraged because our organizational documents do not contain any limitation on the amount of debt we may incur.

        Our organizational documents do not limit the amount of indebtedness that we, or our two operating partnerships, including Bradley OP, may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

A downgrade in our credit rating could negatively impact us.

        The floating rate of interest applicable to our line of credit is determined based on the credit ratings of our debt provided by independent rating agencies. Thus, if these credit ratings are downgraded, our interest expense will be, and our ability to raise additional debt may be, negatively impacted.

We do not have exclusive control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

        We have invested in some cases as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development or redevelopment project. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project. As a result, the co-venturer or partner might have interests or goals that are inconsistent with our interests or goals, take action contrary to our interests or otherwise impede our objectives. The co-venturer or partner also might become insolvent or bankrupt.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

        We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

The costs of compliance with laws and changes in laws may harm our operating results.

        Costs associated with complying with laws and changes in laws may adversely affect our financial condition and operating results. We have incurred increases in expenses as a result of regulatory changes and the costs of compliance at the corporate level associated with maintaining our status as a public company. These expenses are generally not passed through to our tenants under our leases. As a result, these increased expenses may adversely affect our cash flow and our ability to service our debt and make distributions to our stockholders.

        In addition, our properties are subject to various federal, state and local regulatory requirements, such as the requirements of the Americans with Disabilities Act of 1990 and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by regulatory agencies and governmental authorities or awards of damages to private litigants. In addition, these requirements are subject to change and new requirements could be imposed that would require significant unanticipated expenditures by us. Any of these events could adversely affect our cash flow and distribution to stockholders.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

        Catastrophic losses, such as losses due to wars, terrorist attacks, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property.

Liquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

        Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to complete the sale of a property. In addition, in recent years, some national anchor tenants have purchased their own parcels within our centers, which could reduce the value of our centers.

        We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lockout provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These lockout provisions would restrict our ability to sell a property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and operating results.

Heritage's largest stockholder owns approximately 42% of its common stock, exercises significant control of Heritage and may delay, defer or prevent us from taking actions that would be beneficial to Heritage's and Bradley OP's other securityholders.

        Heritage's largest stockholder, Net Realty Holding Trust, a wholly-owned subsidiary of NETT, owns approximately 42% of the outstanding shares of Heritage's common stock and has the right to nominate four of its directors. Accordingly, Net Realty Holding Trust is able to exercise significant control over the outcome of substantially all matters required to be submitted to Heritage's stockholders for approval, including decisions relating to the election of its board of directors, and the determination of Heritage's day-to-day corporate and management policies. In addition, Net Realty Holding Trust is able to exercise significant control over the outcome of any proposed merger or consolidation of Heritage under Maryland law. Net Realty Holding Trust's ownership interest may discourage third parties from seeking to acquire control of Heritage, which may adversely affect Heritage's and Bradley OP's securityholders.

Limits on changes in control of Heritage may discourage takeover attempts beneficial to Heritage's and Bradley OP's securityholders.

        Heritage's organizational documents contain provisions which may have the effect of delaying, deferring or preventing a change in control of Heritage or the removal of existing management and, as a result, could prevent Heritage's and Bradley OP's securityholders from being paid a premium for their interests over the then-prevailing market prices. These provisions include staggered terms for directors, advance notice requirements for stockholder proposals and the absence of cumulative voting rights. In addition, Heritage's organizational documents permit its board of directors to issue up to 50,000,000 shares of preferred stock, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by the board. Thus, Heritage's board could authorize the issuance of preferred stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of Heritage's and Bradley OP's interests might receive a premium for their interests over the then-prevailing market price of those interests.

Heritage's board of directors has adopted the limitations available in Maryland law on changes in control that could prevent transactions in the best interests of Heritage's and Bradley OP's securityholders.

        Certain provisions of Maryland law applicable to Heritage prohibit "business combinations," including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding voting shares (which is referred to as a so-called "interested stockholder"), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock.

Heritage's share ownership limit may discourage a takeover of the company.

        In order for Heritage to qualify as a REIT, no more than 50% of the value of outstanding shares of its capital stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that Heritage will not fail to qualify as a REIT under this test, subject to some exceptions, Heritage's articles prohibit any stockholder from owning actually or constructively more than 9.8% of the value or number of outstanding shares of its capital stock. Heritage's board of directors may exempt a person from the 9.8% ownership limit if the board determines, in its sole discretion that exceeding the 9.8% ownership limit as to any proposed transferee would not jeopardize Heritage's qualification as a REIT. This restriction may discourage a tender offer or other transactions or a change in management or control that might involve be in the best interests of Heritage's and Bradley OP's securityholders.

Failure of Heritage Property Investment Trust, Inc. to qualify as a REIT would have a material adverse effect on Bradley OP.

        Bradley OP, in general, and the holders of its securities, in particular, must rely on Heritage Property Investment Trust, Inc., as the sole stockholder of its general partner, to manage its affairs and business. Heritage is subject to certain risks that may affect its financial and other conditions, including particularly adverse consequences if it fails to qualify as a REIT for federal income tax purposes. While Heritage intends to operate in a manner that will allow it to continue to qualify as a REIT, we cannot assure you that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification. If Heritage fails to qualify as a REIT, it will face serious tax consequences which will directly and adversely impact us and may substantially reduce the funds available for payment of distributions to Bradley OP's securityholders, and it will be barred from qualifying as a REIT for the four years following such failure.

We face possible adverse changes in tax laws.

        From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and may be assessed interest and penalties on such additional taxes. These increased tax costs could adversely affect our financial condition and results of operations and our ability to make distributions to our securityholders.

Item 2: Properties

Shopping Centers

        As of December 31, 2004, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of total GLA, of which approximately 28.0 million square feet is company-owned GLA. As of December 31, 2004, Bradley OP and its subsidiaries owned 106 shopping centers, located in 21 states and totaling approximately 17.6 million square feet of Company-owned GLA. Our shopping center portfolio was approximately 93.3% leased as of December 31, 2004. We believe that our shopping center properties are adequately covered by insurance.

Other Properties

        As of December 31, 2004, the Company owned three office buildings, one in New York and two in Boston, totaling 222,000 square feet. We believe that our office buildings are adequately covered by insurance.

Offices

        Our corporate headquarters are located at 131 Dartmouth Street, Boston, Massachusetts, a new office building located in the Back Bay constructed and owned by a joint venture that we entered into with our largest stockholder. We lease our new corporate headquarters space from the joint venture. Under this lease, which contains a term of eleven years, we lease approximately 31,000 square feet. We began to pay rent under this lease in February 2005. We pay $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

        In addition, we also manage our properties through 16 regional offices, strategically located throughout our portfolio states. We own 15 of our 16 regional offices, some of which are located in our shopping center properties. We believe that our current and anticipated facilities are adequate for our present and future operations.

        The following table provides information about our properties as of December 31, 2004, which includes information with respect to Bradley OP and its subsidiaries.

Property Name and Location	Year Built/ Renovated(1)	% Leased as of 12/31/2004	Company-Owned GLA(2)	Total GLA(3)	Anchor SF(4)	Anchors(5)	Annualized Base Rent(6)	Annualized Base Rent/Sq. Ft.(7)
Shopping Centers:
Alabama
*Montgomery Commons	1999	100%	95,300	299,050	257,550	Super Wal-Mart (Non-Owned) Marshalls Michaels	$1,052,298	$11.04
Montgomery Towne Center	1996	83%	176,361	266,895	198,165	Winn Dixie Supermarket (Non-Owned) Bed, Bath & Beyond Circuit City Carmike Cinemas (Non-Owned) Barnes & Noble OfficeMax	$1,849,970	$10.49
Riverchase Village SC	1994	91%	178,511	190,611	128,225	Bruno's Supermarket Best Buy PetsMart	$1,701,138	$9.53
Connecticut
Torrington Plaza	1963/1994	94%	125,710	132,910	42,037	TJ Maxx Staples	$1,281,162	$10.19
Florida
Barton Commons	1989	40%	215,049	218,049	52,039	Bealls Dept. Store Bealls Outlet	$419,198	$1.95
Naples Shopping Center	1962/1997	100%	198,843	202,343	162,486	Publix Supermarket Marshalls Linens 'N Things Office Depot Books A Million	$2,036,359	$10.24
Park Shore Shopping Center	1973/1993	100%	231,830	240,330	188,180	Fresh Market K-Mart Rhodes Furniture Homegoods Sound Advice	$1,851,037	$7.98

Shoppers Haven Shopping Center	1959/1998	88%	207,036	207,036	113,273	Winn Dixie Supermarket Bed, Bath & Beyond Walgreens Bealls Outlet	$1,628,345	$7.87
Venetian Isle Shopping Center(8)	1959/1992	100%	183,467	186,967	111,831	Publix Supermarket TJ Maxx Linens 'N Things Rec Warehouse Pools and Spas	$1,506,158	$8.21
Georgia
*Shenandoah Plaza	1987	99%	141,072	144,072	113,922	Ingles Market/Goodwill Emporium Wal-Mart/Big Lots/ACS	$695,830	$4.93
Illinois
*Bartonville Square	1972	100%	61,678	61,678	41,824	Kroger Supermarket	$296,634	$4.81
*Butterfield Square	1997	96%	106,767	121,370	51,677	Sunset Foods	$1,383,211	$12.96
*The Commons of Chicago Ridge	1992/1999	95%	324,080	324,080	246,039	Home Depot Office Depot Marshalls Pep Boys (Ground Lease) Old Navy X Sport Fitness	$3,808,950	$11.75
*The Commons of Crystal Lake	1995/1998	97%	273,060	365,335	210,569	Jewel Foods/Osco Drugs Marshalls Toys R Us Hobby Lobby (Non-Owned)	$3,134,906	$11.48
*Crossroads Centre	1975/1988	98%	242,470	247,970	129,468	KM Fairview Heights LLC/Hobby Lobby (Ground Lease) TJ Maxx	$1,535,073	$6.33

*Fairhills Shopping Center	1971/1989	93%	107,584	117,684	49,330	Jewel Foods/Osco Drugs	$607,218	$5.64
*Heritage Square	1992	98%	210,852	210,852	164,706	Circuit City Carson Furniture Gallery DSW Shoe Warehouse Rhodes Furniture	$2,560,567	$12.14
*High Point Centre	1988	98%	240,002	240,002	141,068	Cub Foods Office Depot Babies R Us Big Lots	$2,376,863	$9.90
*Long Meadow Commons	1996	91%	118,471	118,471	65,816	Dominick's Supermarket	$1,587,556	$13.40
*Parkway Pointe	1996	100%	38,737	222,037	179,300	Wal-Mart (Non-Owned) Target (Non-Owned) Party Tree (Non-Owned)	$532,519	$13.75
*Rivercrest	1992/1999	100%	488,680	847,635	711,859	Dominick's Supermarket Best Buy PetsMart TJ Maxx Kimco Realty Corp./K-Mart Sears OfficeMax Hollywood Park Target (Non-Owned) Kohl's (Non-Owned) Menards (Non-Owned) Sony Theaters (Non-Owned)	$4,367,183	$8.94
*Rollins Crossing	1995/1998	98%	148,117	342,237	283,704	Super K-Mart (Non-Owned) Sears Paint & Hardware Regal Cinema (Ground Lease)	$1,105,675	$7.46

*Sangamon Center North	1970/1996	98%	139,907	151,107	79,257	Schnuck's Supermarket U.S. Post Office	$1,120,546	$8.01
*Sheridan Village	1954/1995	99%	303,915	303,915	177,409	Bergner's Dept Store Cohen's Furniture Co.	$2,384,638	$7.85
*Sterling Bazaar	1992	95%	84,535	84,535	52,337	Kroger Supermarket	$744,079	$8.80
*Twin Oaks Centre	1991	97%	98,197	98,197	59,682	Hy-Vee Supermarket	$714,870	$7.28
*Wardcliffe Shopping Center	1976/1977	96%	67,681	67,681	48,341	CVS Big Lots	$341,549	$5.05
*Westview Center	1992	80%	325,507	416,307	184,265	Cub Foods Marshalls Value City Dept. Store (Non-Owned) Fashion Bug	$2,544,810	$7.82
Indiana
*Apple Glen Crossing	2001/2002	98%	150,446	440,987	384,426	Super Wal-Mart (Non-Owned) Kohl's (Non-Owned) Dick's Sporting Goods Best Buy (Ground Lease) PetsMart	$1,798,584	$11.96
*County Line Mall	1976/1991	90%	268,589	271,389	213,950	Kroger Supermarket OfficeMax Old Time Pottery Sofa Express	$1,793,391	$6.68
*Double Tree Plaza	1996	97%	98,342	110,342	49,773	Amelia's Supermarket	$735,935	$7.48
*Germantown Shopping Center	1985	75%	230,417	237,617	114,905	Beuhler's Supermarket Elder Beerman Department Store Peebles Department Store	$1,133,525	$4.92

*King's Plaza	1965	87%	102,788	104,888	60,200	Cub Foods	$414,628	$4.03
*Lincoln Plaza	1968	94%	101,058	101,058	39,104	Kroger Supermarket	$681,652	$6.75
*Martin's Bittersweet Plaza	1992	100%	81,720	84,730	61,079	Martin's Supermarket Osco Drug	$581,590	$7.12
Meridian Village	1990	98%	130,774	130,774	65,030	O'Malia's Supermarket Godby Home Furnishings	$1,312,458	$10.04
*Rivergate Shopping Center	1982	96%	133,086	137,486	108,086	Super Foods Wal-Mart	$520,238	$3.91
*Sagamore Park Centre	1982	93%	118,436	118,436	66,063	Payless Supermarket	$973,042	$8.22
*Speedway SuperCenter	1960/1998	88%	569,879	569,879	252,624	Kroger Supermarket AJ Wright Kohl's Sears Factory Card Outlet Old Navy Petco	$4,650,556	$8.16
*The Village	1950	91%	303,906	306,706	115,325	US Factory Outlet AJ Wright Dollar Tree Indiana Department of Employment	$2,044,878	$6.73
*Washington Lawndale Commons	1957/1993	76%	331,912	331,912	168,409	Stein Mart Dunham's Sporting Goods Gensic's Furniture House Jo-Ann Fabrics Books A Million Big Lots	$1,519,469	$4.58
Iowa
*Burlington Plaza West	1989	100%	88,118	92,118	52,468	Hobby Lobby	$296,742	$3.37
*Davenport Retail Center	1996	100%	62,588	229,588	214,433	Staples PetsMart Super Target (Non-Owned)	$645,531	$10.31

*Kimberly West	1987/1997	88%	113,713	116,513	76,896	Hy-Vee Supermarket	$623,697	$5.48
*Parkwood Plaza	1992	40%	126,369	126,369	N/A	N/A	$361,556	$2.86
*Southgate Shopping Center	1972/1996	89%	155,399	155,399	102,065	Hy-Vee Supermarket Big Lots	$497,613	$3.20
*Spring Village	1980/1991	98%	90,263	92,763	45,763	Eagle Foods	$478,281	$5.30
*Warren Plaza	1980/1993	86%	90,102	187,135	148,525	Hy-Vee Supermarket Target (Non-Owned)	$607,499	$6.74
Kansas
*Mid State Plaza	1971	79%	286,601	293,101	157,017	Ashley Furniture Home Store Sutherlands Lumber Hobby Lobby	$663,072	$2.31
*Santa Fe Square	1987	100%	133,698	133,698	55,820	Hy-Vee Supermarket/Office Depot/Bloom Brothers	$1,294,718	$9.68
*Shawnee Parkway Plaza	1979/1995	94%	92,213	92,213	59,128	Price Chopper Supermarket	$645,431	$7.00
Village Plaza	1975	88%	55,698	55,698	31,431	Falley's Food 4 Less	$251,522	$4.52
*Westchester Square	1968/1998	94%	164,944	168,644	63,000	Hy-Vee Supermarket	$1,338,533	$8.12
*West Loop Shopping Center	1986/1998	99%	199,032	199,032	98,558	Dillons Supermarket Waters True Value American Academy Hair Design	$1,314,101	$6.60
Kentucky
*Dixie Plaza	1987	100%	48,021	82,804	59,383	Buehler Fresh Market Frank's Nursery (Non-Owned)	$387,401	$8.07

*Midtown Mall	1970/1994	100%	153,822	153,822	106,271	Kroger Supermarket Big Lots/Odd Lots Gatti's Pizza	$1,003,543	$6.52
*Plainview Village Center	1977	92%	164,454	186,254	39,399	Kroger Supermarket	$1,307,309	$7.95
*Stony Brook	1988	100%	137,013	238,213	169,775	Kroger Supermarket H.H. Gregg (Non-Owned)	$1,627,306	$11.88
Maine
Pine Tree Shopping Center	1958/1973	99%	254,378	254,378	202,178	AJ Wright Mardens Jo-Ann Fabrics Packard Development	$1,711,014	$6.73
Massachusetts
*Berkshire Crossing	1996	100%	446,287	446,287	389,561	Price Chopper Supermarket Wal-Mart (Ground Lease) Home Depot (Ground Lease) Staples Michaels Barnes & Noble	$3,480,324	$7.80
*Burlington Square	1983/1992	83%	86,290	86,290	34,097	Staples Eastern Mountain Sports	$2,423,543	$28.09
Lynn Market Place	1966/1993	100%	78,092	78,092	52,620	Shaw's Supermarket	$631,788	$8.09
Watertower Plaza	1988/1998	96%	296,320	296,320	214,889	Shaw's Supermarket TJ Maxx OfficeMax Barnes & Noble Linens 'N Things Petco Michaels NAMCO	$3,659,743	$12.35
Westgate Plaza	1969/1996	100%	103,903	103,903	77,768	Stop & Shop/Staples/Ocean State Job Lot TJ Maxx	$1,021,333	$9.83

Michigan
*Cherry Hill Marketplace	1992/1999	80%	122,132	125,032	53,739	Farmer Jacks	$1,116,444	$9.14
*The Courtyard	1989	96%	125,967	265,622	219,421	V.G. Food Center OfficeMax Dunham's Sporting Goods Home Depot (Non-Owned)	$997,250	$7.92
*Grand Traverse Crossing	1996	100%	387,273	387,273	339,156	Wal-Mart (Ground Lease) Home Depot (Ground Lease) Borders (Ground Lease) Toys R Us Staples PetsMart	$2,696,188	$6.96
*Redford Plaza	1956/1987	100%	284,448	284,448	194,014	Kroger Supermarket Burlington Coat Factory Bally Total Fitness AJ Wright Aco Hardware The Resource Network	$2,453,569	$8.63
Minnesota
*Austin Town Center	1999	45%	110,680	200,680	170,789	Staples Target (Non-Owned)	$505,251	$4.56
*Brookdale Square	1971/1994	41%	185,883	185,883	66,834	Brookdale Theater Pep Boys Up Front Event Center	$403,352	$2.17
*Burning Tree Plaza	1987/1998	99%	182,969	182,969	117,716	Best Buy TJ Maxx Hancock Fabrics Dunham's Sporting Goods	$1,695,030	$9.26

*Central Valu Center	1961/1984	95%	123,350	123,350	90,946	Rainbow Foods Slumberland Clearance	$845,041	$6.85
Division Place	1991	91%	129,753	134,753	24,016	TJ Maxx	$1,416,693	$10.92
*Elk Park Center	1995/1999	98%	204,992	302,635	192,843	Cub Foods Target (Non-Owned) OfficeMax	$1,974,173	$9.63
*Har Mar Mall	1965/1992	98%	433,232	433,232	226,838	Cub Foods Barnes & Noble Marshalls Homegoods TJ Maxx AMC Theatres Michaels	$4,740,927	$10.94
*Hub West(9)
*Richfield Hub	1952/1992	99%	214,855	217,655	129,400	Rainbow Foods Bally Total Fitness Marshalls Michaels	$2,457,011	$11.44
*Marketplace at 42	1999	96%	120,487	150,687	72,371	Rainbow Foods Walgreens (Non-Owned)	$1,709,278	$14.19
*Roseville Center	1950/2000	99%	76,616	155,416	65,000	Rainbow Foods (Non-Owned)	$839,704	$10.96
*Southport Centre	1992	100%	124,937	426,985	346,566	Cub Foods (Non-Owned) Best Buy Frank's Nursery Super Target (Non-Owned) OfficeMax (Non-Owned)	$1,856,247	$14.86
*Sun Ray Shopping Center	1958/1992	99%	285,911	285,911	179,527	Cub Foods (Ground Lease) TJ Maxx Bally Total Fitness Michaels Valu Thrift Store	$2,313,153	$8.09
*Ten Acres Center	1972/1986	100%	162,364	162,364	133,894	Cub Foods Burlington Coat Factory	$1,190,306	$7.33

*Terrace Mall	1979/1993	90%	135,031	250,031	212,430	Rainbow Foods North Memorial Hospital (Non-Owned) North Memorial Medical Center	$1,004,440	$7.44
*Westwind Plaza	1985	100%	87,933	147,933	80,245	Cub Foods (Non-Owned) Northern Tool and Equipment	$1,130,321	$12.85
*White Bear Hills	1990/1996	100%	73,095	81,895	45,679	Festival Foods	$637,035	$8.72
Mississippi
County Line Plaza	1997	100%	221,567	268,367	171,062	Haverty's Furniture OfficeMax Barnes & Noble Old Navy Shoe Station Circuit City (Non-Owned)	$2,828,236	$12.76
Missouri
Clocktower Place	1987	97%	214,198	222,348	129,807	Dierberg's Market TJ Maxx Office Depot	$2,264,238	$10.57
*Ellisville Square	1990	100%	146,052	149,552	107,772	K-Mart Lukas Liquors	$1,447,276	$9.91
*Grandview Plaza	1961/1991	91%	296,008	296,008	200,075	Schnuck's Supermarket Old Time Pottery OfficeMax Walgreens	$1,927,421	$6.51
*Hub Shopping Center	1972/1995	94%	163,072	163,072	103,322	Price Chopper Supermarket	$856,108	$5.25
*Liberty Corners	1987/1996	100%	125,432	214,932	136,500	Price Chopper Supermarket Sutherlands (Non-Owned)	$982,798	$7.84
*Maplewood Square	1998	100%	71,590	75,590	57,575	Shop n' Save Supermarket	$534,552	$7.47
*Marketplace at Independence	1988	94%	241,898	253,398	133,942	Price Chopper Supermarket Old Navy	$2,133,422	$8.82
*Prospect Plaza	1979/1999	100%	189,996	189,996	136,566	Price Chopper Supermarket Hobby Lobby The Salvation Army Family Store	$1,472,981	$7.75

*Watts Mill Plaza	1973/1997	100%	161,717	169,717	91,989	Price Chopper Supermarket Westlake Hardware	$1,485,720	$9.19
Nebraska
*Bishop Heights	1971/1997	100%	34,388	128,448	106,992	Russ' IGA Supermarket Shopko (Non-Owned)	$183,375	$5.33
*Cornhusker Plaza	1988	96%	84,083	163,063	121,723	Hy-Vee Supermarket Wal-Mart (Non-Owned)	$468,713	$5.57
*Eastville Plaza	1986	100%	68,546	139,636	99,046	Hy-Vee Supermarket Menard's (Non-Owned)	$572,908	$8.36
*Edgewood Shopping Center	1980/1994	98%	179,964	406,514	210,020	SuperSaver Supermarket Osco Drug Target (Non-Owned)	$1,562,369	$8.68
*The Meadows	1998	100%	67,840	70,840	50,000	Russ' IGA Supermarket	$523,453	$7.72
*Miracle Hills Park	1988	90%	69,638	139,638	66,000	Cub Foods (Non-Owned)	$575,349	$8.26
*Stockyards Plaza	1988	100%	129,459	148,659	85,649	Hy-Vee Supermarket Movies 8	$1,049,627	$8.11
New Hampshire
*Bedford Grove	1989	100%	216,941	216,941	182,745	Shop N' Save Wal-Mart (Ground Lease)	$1,750,701	$8.07

Bedford Mall	1963/1999	91%	265,091	265,091	192,207	Marshalls Bob's Stores Staples Linens 'N Things Decathalon Sports (Ground Lease) Hoyts Cinemas	$2,593,050	$9.78
Capitol Shopping Center	1961/1999	100%	182,821	189,821	129,551	Demoulas Market Basket Burlington Coat Factory Marshalls	$1,655,473	$9.06
Tri City Plaza	1968/1992	100%	146,947	146,947	84,920	Demoulas Market Basket TJ Maxx	$1,051,846	$7.16
New Jersey
*Cross Keys Common	1995	92%	216,805	417,791	280,348	Wal-Mart (Non-Owned) AJ Wright Staples Ross Dress for Less	$2,472,595	$11.40
Morris Hills Shopping Center	1957/1994	100%	159,454	159,454	109,161	Mega Marshalls Clearview Cinema (Ground Lease) Michaels	$2,404,551	$15.08
New Mexico
*St. Francis Plaza	1992/1993	100%	35,800	35,800	20,850	Wild Oats Market	$401,670	$11.22
New York
College Plaza	1975/1994	100%	175,086	175,086	126,812	Bob's Stores Marshalls Eckerd Drugs Staples	$1,407,455	$8.04
Dalewood I Shopping Center	1966/1995	100%	59,569	59,569	36,989	Pathmark	$904,250	$15.18
Dalewood II Shopping Center	1970/1995	100%	81,326	81,326	59,326	Turco's Supermarket Bed, Bath & Beyond	$1,943,596	$23.90
Dalewood III Shopping Center	1972/1995	100%	48,390	48,390	28,361	TJ Maxx	$1,208,936	$24.98
Falcaro's Plaza	1968/1993	100%	61,295	63,295	29,887	OfficeMax	$996,312	$16.25

Kings Park Shopping Center	1963/1985	100%	71,940	73,940	48,870	Key Foods TJ Maxx	$1,040,934	$14.47
Nesconset Shopping Center	1961/1999	99%	122,996	124,996	33,460	Office Depot/HomeGoods	$1,707,061	$13.88
Parkway Plaza	1973/1992	100%	89,704	89,704	31,600	TJ Maxx	$1,964,535	$21.90
Roanoke Plaza	1972/1994	100%	99,131	101,631	58,150	Best Yet Market TJ Maxx	$1,541,383	$15.55
Rockville Centre Shopping Center	1975	100%	44,131	44,131	27,781	HomeGoods	$593,756	$13.45
*Salmon Run Plaza	1993	100%	68,761	181,195	164,614	Hannaford's Supermarket K-Mart (Non-Owned)	$1,097,978	$15.97
Suffolk Plaza	1967/1998	100%	84,480	89,680	56,759	Waldbaum's Supermarket	$814,363	$9.64
Three Village Plaza	1964/1991	89%	77,458	77,458	38,955	King Kullen Grocery	$668,181	$8.63
Turnpike Plaza	1971/1994	100%	52,950	52,950	30,700	Waldbaum's Supermarket	$962,869	$18.18
North Carolina
The Commons at Chancellor Park	1994	100%	341,860	351,460	309,041	Home Depot (Ground Lease) Hobby Lobby Circuit City Marshalls Value City Gold's Gym	$2,370,587	$6.93
Crown Point Shopping Center	1990	100%	147,200	164,200	135,200	Lowe's Home Centers Babies R US	$1,018,600	$6.92
Franklin Square	1990	98%	318,435	517,735	379,568	Super Wal-Mart (Non-Owned) Best Buy Ross Dress for Less Bed, Bath & Beyond Dollar Tree Pep Boys (Ground Lease) OfficeMax Michaels	$3,077,016	$9.66

Innes Street Market	1998	100%	349,356	349,356	296,740	Food Lion Supermarket Lowe's Home Centers Tinseltown Cinema Marshalls Staples Circuit City Old Navy	$3,364,280	$9.63
McMullen Creek Shopping Center(10)	1988	94%	283,647	293,247	98,222	Winn Dixie Supermarket Burlington Coat Factory	$2,767,907	$9.76
New Centre Market	1998	99%	143,763	266,263	202,040	Target (Non-Owned) Marshalls PetsMart OfficeMax	$1,677,624	$11.67
Tarrymore Square	1989	76%	260,405	260,405	85,447	Marshalls Carolina Clearing House	$1,646,508	$6.32
University Commons	1989	99%	235,396	235,396	135,326	Lowes Foods TJ Maxx Homegoods AC Moore	$2,306,966	$9.80
University Commons Greenville	1996	100%	232,820	338,020	270,249	Kroger Supermarket TJ Maxx Circuit City Barnes & Noble Target (Non-Owned) Linens 'N Things	$2,640,890	$11.34

Wendover Place	1997	98%	415,775	547,075	441,954	Harris-Teeter/Michaels/Ross Dress for Less Kohl's Dick's Sporting Goods Babies R Us PetsMart Old Navy Linens 'N Things Target (Non-Owned)	$4,279,742	$10.29
Ohio
*30th Street Plaza	1951/1999	96%	157,055	157,055	111,251	Giant Eagle Supermarket Marc's Pharmacy	$1,459,102	$9.29
*Clock Tower Plaza	1989	100%	237,975	244,475	172,300	Ray's Supermarket Wal-Mart	$1,472,688	$6.19
*Salem Consumer Square	1988	93%	274,652	274,652	131,650	Cub Foods Office Depot Michigan Sporting Goods AJ Wright	$2,276,743	$8.29
Pennsylvania
Boyertown Plaza	1961	30%	83,229	88,629	N/A	N/A	$377,977	$4.54
Colonial Commons	1991/2003	94%	433,362	451,462	317,335	Giant Foods (Ground Lease) Dick's Sporting Goods Linens 'N Things AMC Theatres 9 Ross Dress for Less Marshalls Ben Franklin TJ Maxx OfficeMax	$4,844,274	$11.18
Lehigh Shopping Center	1955/1999	76%	372,243	376,243	211,215	Giant Foods (Ground Lease) Mega Marshalls Staples D&D Budget & Clearance Frank's Nursery	$1,926,780	$5.18

*Warminster Towne Center	1997	100%	237,345	318,028	260,066	Shop Rite Supermarket Kohl's (Non-Owned) Ross Dress for Less PetsMart OfficeMax Pep Boys Rag Shop Old Navy	$3,105,613	$13.08
South Dakota
*Baken Park	1962/1997	90%	195,526	195,526	95,039	Nash Finch Supermarket Ben Franklin Boyd's Drug	$1,316,205	$6.73
Tennessee
*The Market of Wolf Creek	2000	87%	297,099	470,437	296,490	Target (Non-Owned) Haverty's Furniture (Non-Owned) The Sports Authority Best Buy Office Depot	$3,268,913	$11.00
Oakwood Commons(11)	1989/1997	88%	278,017	280,767	159,072	Publix Supermarket Bed, Bath & Beyond Ross Dress for Less Peebles Department Store	$1,799,794	$6.47
Watson Glen Shopping Center	1989	99%	264,360	264,360	206,427	Bi-Lo Foods K-Mart Goody's Family Clothing World Gym	$1,930,664	$7.30
*Williamson Square(12)	1988/1993	97%	330,226	340,476	202,102	Kroger Supermarket Hobby Lobby USA Baby Hancock Fabrics New River Fellowship	$2,436,176	$7.38
Texas
Buckingham Place	1980/1997	93%	150,228	156,228	96,274	Minyard Food Stores Big Lots	$1,043,994	$6.95

The Crossing	2000/2001	93%	187,075	253,454	150,963	Kroger Signature (Non-Owned) Kohl's (Ground Lease)	$2,032,411	$10.86
Las Colinas Village	2001/2002	86%	104,682	131,682	24,025	Staples	$1,877,065	$17.93
Randall's Bay Area	1989/2001	100%	78,650	78,650	55,200	Randall's Food Market	$678,958	$8.63
Randall's Fairmont	1985/2003	89%	104,669	110,869	55,008	Randall's Food Market	$943,957	$9.02
Royal Oaks Village	2001/2002	98%	145,286	145,286	83,652	HEB Grocery	$2,896,065	$19.93
Trinity Commons(13)	1998	92%	197,423	197,423	84,228	Tom Thumb DSW Shoe Warehouse	$2,878,589	$14.58
Vermont
Rutland Plaza	1966/1996	99%	224,514	224,514	182,264	Price Chopper Supermarket Wal-Mart TJ Maxx Plaza Movie Plex	$1,849,426	$8.24
Virginia
Spradlin Farm	2000/2001	100%	181,055	442,055	366,962	Home Depot (Non-Owned) Target (Non-Owned) TJ Maxx Barnes & Noble Michaels Goody's Family Clothing	$2,353,316	$13.00
Wisconsin
*Fairacres Shopping Center	1992	99%	79,736	82,486	58,678	Pick 'N Save Supermarket	$678,848	$8.51
*Fitchburg Ridge	1980	94%	50,555	61,805	16,631	Wisconsin Dialysis	$373,798	$7.39

*Fox River Plaza	1987	100%	169,883	173,383	137,113	Pick 'N Save Supermarket K-Mart	$828,675	$4.88
*Madison Plaza	1988/1994	76%	54,275	127,584	N/A	N/A	$381,150	$7.02
*Mequon Pavilions	1967/1991	96%	211,957	211,957	65,995	Sendik's Food Market Bed, Bath & Beyond	$2,896,503	$13.67
*Moorland Square	1990	100%	98,288	195,388	149,674	Pick 'N Save Supermarket K-Mart (Non-Owned)	$843,563	$8.58
*Oak Creek Centre	1988	39%	91,510	99,510	N/A	N/A	$232,298	$2.54
*Park Plaza	1959/1993	93%	113,669	113,669	74,054	Big Lots Hobby Lobby	$447,418	$3.94
*Spring Mall	1967/1994	90%	204,861	204,861	135,055	Pick 'N Save Supermarket TJ Maxx Walgreens	$1,478,156	$7.22
*Taylor Heights	1989	88%	85,072	223,862	158,630	Piggly Wiggly Foods Wal-Mart (Non-Owned)	$824,810	$9.70
TOTAL SHOPPING CENTERS		93%	28,003,656	33,663,855	21,547,028		$248,535,392	$8.88
Office Buildings:
William J. McCarthy Building	1963/1995	89%	93,018	93,018		NETT	$2,910,575	$31.29
545 Boylston Street	1972/1996	100%	89,075	89,075		Allied Advertising Trinity Church	$3,120,518	$35.03

Executive Office Building	1970	100%	40,180	40,180	Lipner Gordon & Co. Norca Corporation Sol G Atlas Realty Heritage	$665,678	$16.57

TOTAL OFFICE BUILDINGS		96%	222,273	222,273		$6,696,770	$30.13

TOTAL PORTFOLIO		93%	28,225,929	33,886,128		$255,232,163	$9.04

*
Designates property owned by Bradley OP or one of its subsidiaries. The Total Company-Owned GLA and Annualized Base Rent for the Bradley OP portfolio is 17.6 million square feet and $145.1 million, respectively as of December 31, 2004.

(1)
Represents the year the property originally opened for business and, if applicable, the year in which a substantial renovation was completed. These dates do not include years in which tenant improvements were made to the properties.

(2)
Represents gross leasable area owned by us, including 1,423,834 square feet of gross leaseable area subject to ground leases and excludes 5,660,199 square feet of non-owned gross leasable area.

(3)
Some of our shopping centers contain space not owned by us and space leased to tenants under ground leases. In addition to Company Owned GLA, Total GLA includes approximately 5.7 million square feet of this non-owned gross leasable area, which generally is owned directly by the anchor occupying this space, and 1.4 million square feet of ground leased gross leaseable area.

(4)
Represents square feet of gross leasable area at a property that an anchor tenant either leases or owns.

(5)
We define anchor tenants as single tenants which lease 15,000 square feet or more at a property. We define major tenants at our office buildings as tenants which lease 10% or more of the rentable square footage at a property.

(6)
We calculate Annualized Base Rent for all leases in place in which tenants are in occupancy at December 31, 2004 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquired from NETT's real estate company upon our formation or relating to properties acquired from Bradley, we calculate total base rent to be received beginning from the date we acquired the property.

(7)
Represents Annualized Base Rent divided by Company Owned GLA at December 31, 2004.

(8)
Property contains 11,627 square feet of office space.

(9)
Property is comprised of two shopping centers.

(10)
Property contains 32,665 square feet of office space.

(11)
We hold a leasehold interest in this property pursuant to a ground lease that expires in 2088.

(12)
Williamson Square is owned by a joint venture of which we own 60%.

(13)
We hold a leasehold interest in this property pursuant to a ground lease that expires in 2037.

        The following tables provide information about the tenants and lease expirations within the portfolio of properties owned by Bradley OP and its subsidiaries. These tables exclude information with respect to properties owned by Heritage and its other subsidiaries.

Top Tenants by Annualized Base Rent

Tenant	# of Stores	Total GLA	GLA as a % of Total	Tenant Annualized Base Rent (1)	% of Total Annualized Base Rent (2)	Type of Business
1 Supervalu (3)	10	657,733	3.73%	$4,803,210	3.31%	Grocer
2 TJX Companies (4)	20	581,587	3.30%	4,612,468	3.18%	Off Price/Soft Goods
3 Kroger (5)	12	652,986	3.70%	4,337,660	2.99%	Grocer
4 Associated Wholesale Grocers (6)	9	571,947	3.24%	3,363,503	2.32%	Grocer
5 Roundy's (7)	8	491,482	2.79%	3,251,894	2.24%	Grocer
6 Home Depot	3	353,443	2.00%	2,790,470	1.92%	Home Improvement
7 Hy-Vee	9	535,066	3.03%	2,607,007	1.80%	Grocer
8 Wal-Mart	6	643,499	3.65%	2,566,116	1.77%	Discount
9 Blockbuster	21	132,033	0.75%	2,194,353	1.51%	Video Sales / Rentals
10 Walgreens	13	167,930	0.95%	2,163,348	1.49%	Drug Store
11 Charming Shoppes (8)	25	208,935	1.18%	2,048,746	1.41%	Discount / Apparel
12 Staples	6	143,734	0.81%	1,907,554	1.31%	Office Products
13 Hallmark	33	172,084	0.98%	1,839,618	1.27%	Cards/Gifts
14 Best Buy	5	184,239	1.04%	1,671,261	1.15%	Electronics
15 Safeway (9)	2	153,213	0.87%	1,577,668	1.09%	Grocer
16 Dollar Tree	21	198,592	1.13%	1,536,219	1.06%	Discount
17 PetsMart	5	125,670	0.71%	1,469,683	1.01%	Pet Supplies
18 OfficeMax	6	159,653	0.90%	1,328,972	0.92%	Office Products
19 Hollywood Entertainment	14	86,818	0.49%	1,269,180	0.87%	Video Sales / Rentals
20 K-Mart	4	346,202	1.96%	1,176,168	0.81%	Discount

(1)
We calculate annualized base rent for all leases in place in which tenants are in occupancy at December 31, 2004 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquire, we calculate total base rent to be received beginning from the date we acquired the property.

(2)
Represents total Tenant Annualized Base Rent divided by Total Annualized Base Rent of $145,123,058.

(3)
Supervalu Inc. includes: Cub Foods (5), Shop n' Save (1), Shop Rite (1) and Ray's Supermarket (1). Supervalu Inc. also includes (2) Cub Foods locations leased by a limited liability corporation of which Supervalu Inc. is a member.

(4)
TJX Companies include: TJ Maxx (7), Marshalls (7), A.J. Wright (5) and Homegoods (1).

(5)
The Kroger Co. includes: Kroger (10), Pay Less Supermarket (1) and Dillons (1).

(6)
Associated Wholesale Grocers includes: Price Chopper (6), Russ' IGA (2) and Super Saver (1).

(7)
Roundy's, Inc. includes: Pick N Save (4) and Rainbow Foods (4).

(8)
Charming Shoppes includes: Fashion Bug (19), Lane Bryant (3) and Catherine's (3).

(9)
Safeway includes Dominick's (2).

Total Lease Expiration Roll Out—December 31, 2004

Lease Expiration Year	Number of Expiring Leases	Expiring Square Feet	% of Total Sq. Ft. Expiring	Expiring Base Rent(1)	% of Total Base Rent	Expiring Base Rent / Sq. Ft.(2)
2005	314	1,123,308	6.8%	$11,531,458	7.7%	$10.27
2006	368	2,163,464	13.2%	18,732,292	12.5%	8.66
2007	325	1,718,730	10.5%	17,004,379	11.3%	9.89
2008	279	1,784,561	10.9%	18,723,422	12.5%	10.49
2009	235	1,724,970	10.5%	16,777,294	11.2%	9.73
2010	147	1,146,027	7.0%	11,664,317	7.8%	10.18
2011	64	1,114,235	6.8%	9,307,890	6.2%	8.35
2012	45	717,470	4.4%	6,955,650	4.6%	9.69
2013	45	970,548	5.9%	8,074,378	5.4%	8.32
2014	46	707,979	4.3%	6,669,004	4.4%	9.42
2015 and Thereafter	101	3,250,076	19.8%	24,786,439	16.5%	7.63

Totals	1,969	16,421,368	100.0%	$150,226,523	100.0%	$9.15

(1)
Represents the last 12 months of rent payable immediately prior to the expiration of the lease.

(2)
Represents Expiring Base Rent divided by Expiring Square Feet.

Item 3: Legal Proceedings

        On October 31, 2001, a complaint was filed against Heritage in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that Heritage owes Mr. Donahue and his firm a fee in connection with services he claims he performed on Heritage's behalf in connection with its acquisition of Bradley Real Estate Inc. On September 18, 2000, Heritage acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, at Heritage's request, Mr. Donahue introduced Heritage to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of Heritage's acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts law.

        On November 29, 2002, the court granted Heritage's motion to dismiss Mr. Donahue's claims. Mr. Donahue subsequently filed an appeal of the court's decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue's appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court's decision dismissing Mr. Donahue's claims. The Appellate Court's decision reverts the case back to the Superior Court for discovery and additional proceedings. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

        Except as set forth above, neither we nor Bradley OP are involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or Bradley OP, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. In the opinion of our management, based upon currently available information, this litigation is not expected to have a material adverse effect on our or Bradley OP's business, financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no established trading market for the LP Units. As of December 31, 2004, there were 28 holders of record of LP Units, including Heritage. In addition, our wholly owned subsidiary is the holder of all of the GP Units.

        The following table sets forth the quarterly distributions per LP Unit declared by Bradley OP with respect to each period set forth below.

Quarter Ended	Distributions
December 31, 2004	$0.525
September 30, 2004	$0.525
June 30, 2004	$0.525
March 31, 2004	$0.525
December 31, 2003	$0.525
September 30, 2003	$0.525
June 30, 2003	$0.525
March 31, 2003	$0.525

        The Bradley OP partnership agreement provides that the net operating cash flow of Bradley OP will be distributed from time to time as determined by our subsidiary (but not less frequently than quarterly) pro rata in accordance with the partners' respective percentage interests and priorities. In the Bradley OP partnership agreement, Bradley OP is required to pay to the holders of LP Units a quarterly distribution of at least the amount of the dividend Heritage declares on its common stock, subject to the rights of the holders of any preferred units.

        During the three months ended December 31, 2004, Bradley OP issued an aggregate of 189,588 common LP Units in connection with the contribution of a property to Bradley OP by the individual owners of the property. These LP Units were issued in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933. Bradley OP relied on the exemption under Section 4(2) based on factual representations received from the limited partners who received the LP Units.

        In August 2004, Heritage issued 7,814 shares of its common stock to an individual in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to (i) Section 4(2) of the Securities Act and Regulation D promulgated thereunder ("Regulation D"), and (ii) the status of the individual as an "accredited investor" as defined in Rule 501(a) of Regulation D. These shares were issued in exchange for 7,814 LP Units, which were redeemable pursuant to Bradley OP's partnership agreement for cash or, at Heritage's option, shares of our common stock, on a one-to-one basis (subject to adjustment in the event of stock splits, stock dividends and similar events). In August 2004, this individual notified Heritage of his desire to require Bradley OP to redeem his LP Units by delivering a notice of redemption. Heritage then exercised its right to issue shares of its common stock for such redeemed units and issued 7,814 shares of its common stock (the number of units redeemed) to this individual upon redemption of his LP Units.

Item 6: Selected Financial Data

        The following selected historical consolidated financial and operating data of Bradley OP should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Bradley OP beginning on page F-1 of this document. The following data does not include any information with respect to Heritage or any of its subsidiaries other than Bradley OP and its subsidiaries. Consolidated financial information with respect to Heritage and its subsidiaries may be found in Heritage's filings with the SEC.

        On September 18, 2000, Heritage acquired Bradley Real Estate, Inc. ("Bradley"), a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Heritage acquired Bradley through a merger in which all of the holders of Bradley capital stock received cash in exchange for their shares. Through the acquisition, Heritage also acquired a controlling interest in Bradley OP through the acquisition of all of the general partnership units and substantially all of the limited partnership units of Bradley OP. Heritage accounted for the transaction using the purchase method of accounting and, accordingly, the acquisition cost was allocated to the estimated fair values of the assets received and liabilities assumed. As a result of Heritage's accounting for the transaction, several significant changes were required affecting Bradley OP's financial position and future results of operations. These changes included but were not limited to, recognizing straight-line rental income over a different period, increasing the book value of the real estate investments acquired to their estimated fair values and writing off any unamortized deferred leasing and financing costs. Based on these changes, the financial position and results of operations of Bradley OP for the periods subsequent to the acquisition have been shown separately from the financial position and results of operations for the period prior to the acquisition.

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(Dollars and units in thousands except per-unit data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$188,206	$186,061	$170,911	$155,710	$45,843
Interest and other	460	36	58	132	823

Total revenue	188,666	186,097	170,969	155,842	46,666

Expenses:
Operating	57,361	56,111	52,082	47,704	12,970
General and administrative	14,264	11,775	15,324	8,256	2,294
Depreciation and amortization	50,526	47,973	42,964	39,033	12,247
Interest	39,048	33,030	35,537	47,102	7,580
Loss on prepayment of debt	—	—	4,215	—	—

Total expenses	161,199	148,889	150,122	142,095	35,091

Income before net gains	27,467	37,208	20,847	13,747	11,575
Net derivative (losses) gains	—	—	(7,766)	986	—
Gain on sale of real estate investment	28	—	—	—	—

Income before discontinued operations	27,495	37,208	13,081	14,733	11,575
Income from discontinued operations	532	615	755	784	219
Gain on sale of discontinued operations	970	—	—	—	—

Net income	28,997	37,823	13,836	15,517	11,794
Preferred stock distributions	(2,176)	(6,656)	(6,656)	(6,656)	—

Net income attributable to common unitholders	$26,821	$31,167	$7,180	$8,861	$11,794

Per Unit Data:
Basic and diluted income from continuing operations	$0.74	$0.90	$0.21	$0.35	$0.49
Basic and diluted income from discontinued operations	$0.05	$0.02	$0.03	$0.03	$0.01
Basic and diluted income attributable to common unitholders	$0.79	$0.92	$0.24	$0.38	$0.50
Distributions declared per unit	$2.10	$2.10	$2.12	$1.94	—
Weighted average common units outstanding—Basic and diluted	34,132	33,787	30,073	23,379	23,379
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$1,497,981	$1,420,548	$1,404,015	$1,143,111	$1,164,549
Total assets	1,448,165	1,312,641	1,339,680	1,173,004	1,185,192
Total liabilities	892,179	642,877	639,967	661,002	627,747
Minority interest	2,425	2,425	2,425	2,425	2,425
Redeemable capital	16,752	84,681	83,497	75,527	75,556
Partners' capital	536,809	582,658	613,791	434,050	479,464
OTHER DATA:
# of shopping centers (at end of period)	106	105	105	96	96
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(2)	17,646	17,589	17,589	15,378	15,378
Total portfolio net operating income	$130,845	$129,950	$118,829	$108,006	$32,873
Cash flows from operating activities	$71,156	$89,154	$75,105	$50,780	$18,612
Cash flows from investing activities	$(44,743)	$(19,250)	$(119,448)	$(13,768)	$(9,567)
Cash flows from financing activities	$(23,570)	$(68,839)	$41,212	$(33,231)	$(28,230)

(1)
Represents the period from September 18, 2000, the date Heritage acquired Bradley OP, through December 31, 2000.

(2)
Represents the total gross leasable area of all Bradley OP-owned and operated shopping center square footage.

January 1, 2000 to September 18, 2000(1)
(Dollars and units in thousands, except per-unit data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$113,574
Interest and other	245

Total revenue	113,819

Expenses:
Operating	31,180
General and administrative	7,875
Depreciation and amortization	20,194
Interest	23,725

Total expenses	82,974
Income before equity in earnings of partnership	30,845
Gain on sale of properties	205

Net income	31,050
Preferred stock distributions	(9,584)

Net income attributable to common unitholders	$21,466

Per Unit Data:
Basic income attributable to common unitholders	$0.86
Diluted income attributable to common unitholders	$0.86
Weighted average common units outstanding—basic	25,002
Weighted average common and common equivalent units outstanding—diluted	25,002
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$1,164,549
Total assets	1,185,192
Total liabilities	627,747
Minority interests	2,425
Redeemable capital	75,556
Partners' capital	$479,464
OTHER DATA:
# of shopping centers (at end of period)	97
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(2)	15,460
Total portfolio net operating income	$82,394

(1)
Represents information through the date Heritage acquired Bradley OP.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the selected financial data and the historical consolidated financial statements and related notes thereto.

        Heritage Property Investment Trust, Inc., Bradley Operating Limited Partnership and their respective subsidiaries are separate legal entities. For ease of reference, the terms "we," "us," and "ours" refer to the business and properties of all these entities, unless the context indicates otherwise. Similarly, references to "Heritage" or "the Company" refer to Heritage Property Investment Trust, Inc. and its subsidiaries and references to Bradley OP refer to Bradley Operating Limited Partnership and its subsidiaries.

Overview

        We are a fully integrated, self-administered and self-managed real estate investment trust, or "REIT." We are one of the nation's largest owners of neighborhood and community shopping centers. As of December 31, 2004, we had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of GLA, of which approximately 28.0 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 93.3% leased as of December 31, 2004.

        Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or Heritage OP, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest. As of December 31, 2004, Bradley OP and its subsidiaries owned 106 shopping centers, located in 21 states and totaling approximately 17.6 million square feet of Company-owned GLA.

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

        Our operating strategy is to own and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus is to own primarily grocer-anchored centers with a diverse and multi-anchored tenant base in attractive geographic locations with strong demographics. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties. Our operating results therefore depend primarily on the ability of our tenants to make required rental payments.

        Generally, we do not expect that our net operating income, a non-GAAP measure, will deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term. In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses, insurance costs or real estate taxes, our operating expenses generally remain predictable.

        However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located. The retail sector continues to change dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies in the recent past resulting in an excess amount of available retail space, fewer national tenants, and greater competition. We believe that the nature of the properties that we primarily own and invest in—grocer-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

        In the face of these challenging market conditions, we follow a dual growth strategy. First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. We believe that there are meaningful opportunities to increase our cash flow from our existing properties because of their desirable locations. For instance, during 2002, 2003, and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade. However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improvement in the overall performance of our portfolio and improving economic conditions within our markets, we experienced an increase of approximately 2.4% in our same property net operating income during 2004 (excluding lease termination activity). We anticipate our same property net operating income during 2005 will be consistent with our performance during 2004.

        During 2004, in order to re-let vacant space within our portfolio, we incurred higher non-recurring capital expenditures than in prior periods as we re-positioned several of our centers for future growth. In addition, we anticipate incurring additional non-recurring capital expenditures during 2005 as we seek further opportunities to reposition vacant space.

        Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of multi-anchored, primarily by grocers, neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We will pursue acquisitions in our existing markets as well as in new markets, including where a portfolio of properties might be available to enable us to establish a platform for further growth. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing fewer properties. The low interest rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties. As a result, during 2004, our effort to expand our portfolio through acquisition was adversely affected. We expect that as long as the interest rate environment continues to be favorable to buyers, this competitive acquisition environment will continue.

        As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors. We completed our first joint venture arrangement with a third party developer during the second quarter of 2004. However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that we will recognize the full economic benefit of such arrangements for 2-3 years. In 2005, as a means of increasing our external growth, we also expect to aggressively pursue additional growth capital for acquisitions through strategic joint ventures with institutional investors.

        In the near future, to take advantage of favorable market conditions, we intend to dispose of properties that are not a strategic fit within our overall portfolio. The disposition of shopping center properties may lead to short-term decreases in net operating income. However, we intend to offset any such decreases by re-investing the proceeds of such sales to grow our existing portfolio, whether through acquisition or joint venture. We may also use these sale proceeds to reduce our overall outstanding indebtedness, improving the quality of our balance sheet.

        During 2004, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company and unanticipated severance costs. In particular, the costs associated with the Company's review of its internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act have been significantly higher than expected. We expect these increased non-severance general and administrative costs to continue during 2005.

        We currently expect to incur additional debt in connection with future acquisitions of real estate. As of December 31, 2004, we had $1.3 billion of indebtedness, of which approximately $645.8 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our new line of credit facility, unsecured private or public debt offerings or by additional equity offerings. We may also pursue joint venture arrangements aimed at providing alternative sources of capital.

Critical Accounting Policies

        We have identified the following critical accounting policies that affect our more significant estimates and judgments used in the preparation of Bradley OP's financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

        On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments (including purchase price allocations) and asset impairment, and derivatives used to hedge interest-rate risks. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

        Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. In addition, leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us, requiring us to estimate the amount of revenue from these recoveries. Such recoveries revenue is recorded based on management's estimate of its recovery of certain operating expenses and real estate tax expenses, pursuant to the terms contained in related leases. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

        We must make estimates of the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

Real Estate Investments

        At our formation in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley in September 2000 and other acquisitions since our formation, are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred.

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

        We apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. No such impairment losses have been recognized to date.

        Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

        We apply Statement of Financial Accounting Standards No. 141, Business Combinations, to property acquisitions. Accordingly, the fair value of the real estate acquired is allocated to the acquired tangible assets, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The "as-if-vacant" value is then allocated amongst land, land improvements, building, and building improvements based on the Company's estimate of replacement costs.

        In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Results of Operations

        The following discussion is based on Bradley OP's consolidated financial statements for the years ended December 31, 2004, 2003, and 2002. The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP. The operations of Bradley OP and its subsidiaries comprise approximately 57% of Heritage's total net operating income for the year ended December 31, 2004. For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the years ended December 31, 2004, 2003 and 2002, refer to Heritage's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC.

        The comparison of operating results for the years ended December 31, 2004 and 2003 and for the years ended December 31, 2003 and 2002 show changes in revenue and expenses resulting from net operating income for properties that Bradley OP owned for each period compared (we refer to this comparison as Bradley OP's "Same Property Portfolio" for the applicable period) and the changes for income before net gains attributable to Bradley OP's Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts reported as discontinued operations in the accompanying consolidated financial statements related to properties that have been sold prior to December 31, 2004 are excluded from the Same Property Portfolio and Total Portfolio information.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

        The table below shows selected operating information for Bradley OP's Total Portfolio and the 103 properties acquired prior to January 1, 2003 that remained in the Total Portfolio through December 31, 2004, which constitute the Same Property Portfolio for the years ended December 31, 2004 and 2003. Certain 2003 amounts for the Total Portfolio have been reclassified to the current presentation of discontinued operations (in thousands):

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	%Change	2004	2003	Increase/ (Decrease)	% Change
Rental and recovery revenue:
Rentals	$136,982	$137,955	$(973)	(0.7)%	$138,622	$138,705	$(83)	0.1%
Percentage rent	1,975	2,262	(287)	(12.7)%	2,133	2,358	(225)	(9.5)%
Recoveries	45,793	43,764	2,029	4.6%	46,152	43,756	2,396	5.5%
Other property	1,298	1,240	58	4.7%	1,299	1,242	57	4.6%

Total rental and recovery revenue	186,048	185,221	827	0.4%	188,206	186,061	2,145	1.2%
Expenses:
Property operating expenses	26,610	26,977	(367)	(1.4)%	26,765	26,977	(212)	(0.8)%
Real estate taxes	30,312	29,134	1,178	4.0%	30,596	29,134	1,462	5.0%

Net operating income (*)	$129,126	$129,110	$16	0.0%	130,845	129,950	895	0.7%

Add:
Interest and other income					460	35	425	1,214.3%
Deduct:
Depreciation and amortization					50,526	47,973	2,553	5.3%
Interest					39,048	33,030	6,018	18.2%
General and administrative					14,264	11,775	2,489	21.1%

Income before net gains					$27,467	$46,985	$(19,518)	(41.5)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 66.

        The decrease in rental revenue, including termination fees, for Bradley OP's Same Property Portfolio is primarily the result of a decrease in minimum rent of $2.0 million offset by a decrease in the provision for allowance for doubtful accounts of $0.9 million. The decrease in minimum rent is due to a decrease of $2.0 million from termination fee income. A lower provision was required for the year ended December 31, 2004 as compared with the year ended December 31, 2003 as a result of a decrease in large tenant bankruptcies.

        Percentage rent revenue decreased for Bradley OP's Same Property Portfolio primarily due to the loss of three anchor tenants with significant percentage rent components comprising $0.3 million as well as the uncertainty of realization that certain tenant sales thresholds have been met.

        Recoveries revenue increased for Bradley OP's Same Property Portfolio primarily due to an overall increase in property operating expense recovery income and other reimbursement income of $0.9 million, an increase in real estate tax recovery income of $0.8 million, and a decrease in the provision for allowance for doubtful accounts of $0.4 million. Property operating expense recovery income increased primarily as a result of an increase in the property operating expense recovery rates due to true-ups related to the annual reconciliation process offset by a decrease in reimbursable property operating expenses. Real estate recovery income increased primarily as a result of an increase in real estate tax expense as well as an increase in the real estate tax expense recovery rates due to true-ups related to an improved annual reconciliation process.

        Property operating expenses decreased primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year and a $0.3 million decrease in insurance expense. These decreases were partially offset by a $0.2 million increase in maintenance and supervision expense and a $0.1 million increase in utility expense.

        Real estate tax expense increased primarily as a result of increased valuations assessed for certain properties primarily located in Indiana and Illinois.

        Interest expense increased due to the issuance of $350 million of unsecured notes payable, higher average balances under our line of credit, and an increase in mortgage loans payable as a result of the assumption of debt from various property acquisitions partially offset by a decrease due to the repayment of $100.0 million of bonds payable. In addition, the weighted average interest rate increased slightly in 2004 as compared with 2003. The weighted average effective interest rate was 5.38% at December 31, 2004 as compared with 5.09% at December 31, 2003.

        General and administrative expenses increased by $2.5 million from December 31, 2003 to December 31, 2004. Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During 2004 and 2003, Heritage allocated approximately 63% and 65%, respectively of these remaining costs to Bradley OP. Refer to Heritage's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC for a more detailed discussion of Heritage's general and administrative expenses.

Comparison of the year ended December 31, 2003 to year ended December 31, 2002

        The table below shows selected operating information for Bradley OP's Total Portfolio and the 153 properties acquired prior to January 1, 2002 that remained in Bradley OP's Total Portfolio through December 31, 2002 (which constitute the Same Property Portfolio for the years ended December 31, 2003 and 2002). Certain 2003 and 2002 amounts for the Total Portfolio have been reclassified to conform to the current presentation of discontinued operations (in thousands):

	Same Property Portfolio				Total Portfolio
	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
Rental and recovery revenue:
Rentals	$118,180	$115,025	$3,155	2.7%	$138,705	$123,631	$15,074	12.2%
Percentage rent	2,262	3,044	(782)	(25.7)%	2,358	3,042	(684)	(22.5)%
Recoveries	40,170	40,547	(377)	(0.9)%	43,756	42,524	1,232	2.9%
Other property	1,235	1,699	(464)	(27.3)%	1,242	1,714	(472)	(27.5)%

Total rental and recovery revenue	161,847	160,315	1,532	1.0%	186,061	170,911	15,150	8.9%
Expenses:
Property operating expenses	24,582	23,478	1,104	4.7%	26,977	24,484	2,493	10.2%
Real estate taxes	26,413	26,228	185	0.7%	29,134	27,598	1,536	5.6%

Net operating income(*)	$110,852	$110,609	$243	0.2%	129,950	118,829	11,121	9.4%

Add:
Interest and other income					35	58	(23)	(39.7)%
Deduct:
Depreciation and amortization					47,973	42,964	5,009	11.7%
Interest					33,030	35,537	(2,507)	(7.1)%
General and administrative					11,775	15,324	(3,549)	(23.2)%
Net derivative loses					—	7,766	(7,766)	(100.0)%
Loss on prepayment of debt					—	4,215	(4,215)	(100.0)%

Income before net gains					$37,207	$13,081	$24,126	184.4%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 66.

        The increase in rental revenue, including termination fees, for Bradley OP's Same Property Portfolio is primarily the result of new leases and rollovers of existing tenants at higher rental rates and an increase in termination fees of $1.6 million, which was offset by a higher provision for the allowance for doubtful accounts $0.4 million

        Percentage rent revenue decreased for Bradley OP's Same Property Portfolio primarily due to the loss of two anchor tenants with significant percentage rent components comprising $0.4 million as well as the difference from the prior year timing of notification that sales thresholds have been met.

        Recoveries revenue declined slightly for Bradley OP's Same Property Portfolio primarily due to lower recovery rates offset by an increase in property operating and real estate tax expenses. Recovery rates for recoverable property operating expenses decreased to 73.1% from 76.6%. The decrease in recovery rates for property operating expenses is due to an increase in non-reimbursable expenses.

        Other property revenue decreased primarily as a result of the timing of notification that sales thresholds have been met for tax incentive financing revenue.

        Property operating expenses increased primarily as a result of $0.5 million of snow removal costs associated with heavy snowfall across Bradley OP's Total Portfolio during the first few calendar months of 2003 and December 2003 and $0.5 million of lease buyout expense incurred in 2003.

        Real estate tax expense increased primarily as a result of an increase in tax rates across Bradley OP's Total Portfolio, particularly those properties located in Illinois as well as additional tax expense related to the vacancy of certain anchor tenants who paid their property taxes directly to the taxing authorities.

        The decrease in interest and other income in Bradley OP's Total Portfolio is primarily due to lower rates and lower average cash balances during 2003.

        Interest expense decreased due to lower average indebtedness and lower average interest rates throughout the year as Bradley OP's weighted average interest rate decreased to 5.09% at December 31, 2003 from 5.39% at December 31, 2002.

        General and administrative expenses decreased by $3.6 million from December 31, 2002 to December 31, 2003. Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During 2003 and 2002, Heritage allocated approximately 65% and 66%, respectively of these remaining costs to Bradley OP. Refer to Heritage's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC for a more detailed discussion of Heritage's general and administrative expenses.

Liquidity and Capital Resources

        At December 31, 2004, Heritage had $6.7 million and Bradley OP had $4.6 million in available cash and cash equivalents. As a REIT, Heritage is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Bradley OP also generally distributes all of its taxable income. Therefore, as a general matter, it is unlikely that either Heritage or Bradley OP will have any substantial cash balances that could be used to meet its respective liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        At December 31, 2004, Heritage had $1.3 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.19% with an average maturity of 5.0 years. As of December 31, 2004, Heritage's market capitalization was $2.8 billion, resulting in a debt-to-total market capitalization ratio of approximately 46.0%.

        At December 31, 2004, Bradley OP had $826 million of indebtedness, including the full balance of amounts outstanding under the line of credit facility. This indebtedness had a weighted average interest rate of 5.38% with an average maturity of 4.73 years.

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

  •
  Capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions; and

  •
  Future distributions paid to our stockholders.

        We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $7.0 million, or $0.25 per square foot, for the year ended December 31, 2004, of which, approximately $5.0 million, or $0.28 per square foot, related to properties within the Bradley OP portfolio. We have also incurred and expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

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

        However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements, and we may need to borrow funds, most likely under our new line of credit, to pay distributions in the future.

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company's line of credit facility. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities decreased to $123.0 million for the year ended December 31, 2004 from $148.7 million for the year ended December 31, 2003. The decrease in cash flows from operations is primarily attributable to the combined effect of a $15.6 million increase in accounts receivable due to the timing of completion of the annual reconciliation process and a $10.9 million increase in prepaid and other assets, offset by a $4.0 million increase in net income.

        There are a number of factors that could adversely affect our cash flow. The continuation of an economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-lease space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.

        As of December 31, 2004, the Company had six tenants operating under bankruptcy protection, the largest of which is Rhodes Furniture. The leases directly impacted by these bankruptcy filings totaled approximately 0.5% of our annualized base rent for all leases in which tenants were in occupancy at December 31, 2004. Of this amount, 0.2% relates to properties within Bradley OP's portfolio. In addition, subsequent to December 31, 2004, one additional tenant, Winn-Dixie Stores Inc. representing 0.3% of our annualized base rent, filed for bankruptcy protection. None of our locations impacted by Winn-Dixie Stores, Inc.'s bankruptcy filing are within Bradley OP's portfolio.

        On April 1, 2003 Fleming Companies ("Fleming") filed for bankruptcy protection. As part of this bankruptcy, Fleming's motion to reject leases at three of our 13 Fleming store locations was allowed by the Bankruptcy Court on that date. The three rejected leases aggregated approximately 178,000 square feet and represented approximately 0.6% of total annualized base rent for all leases in which tenants were in occupancy on March 31, 2003. All of our locations impacted by Fleming's bankruptcy were within Bradley OP's portfolio.

        In June 2003, leases at four of our store locations aggregating 234,000 square feet were assumed by Fleming and assigned to Roundy's, Inc., as part of Roundy's acquisition of Rainbow Foods. In December 2003, a fifth lease was assumed by Knowlan's Food. A motion filed with the Bankrupcty Court to permit three leases to be assumed by Fleming and assigned to a third party independent grocer was allowed in September 2004. The two remaining leases, aggregating 95,000 square feet were rejected on March 25, 2004. During the fourth quarter of 2004, we sold one of the remaining Fleming locations and leased two other Fleming locations to a national tenant. We are actively pursuing tenants to lease the two remaining locations.

        Any future bankruptcies of tenants in our portfolio, particularly major or anchor tenants, may have additional negative impact on our operating results and cash flows.

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

        Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, our credit facility, bridge financing, and through the issuance of debt and equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. In addition, we also intend to pursue additional capital for acquisitions through strategic joint ventures with institutional investors. Heritage engages in financing and other transactions utilizing these sources of capital exclusively for its subsidiaries', including Bradley OP's, use.

        However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor's, which has given us a rating of BBB-, Moody's Investor Service, which has given us a rating of Baa3, and Fitch, which has given us a rating of BBB-, all three have stated the outlook as stable. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

        Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of December 31, 2004. Therefore, at this time, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

        Heritage's ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Environmental Matters

        We currently have approximately eighteen properties in our portfolio that are undergoing or have been identified as requiring some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination resulting from dry-cleaning pollutants will range from approximately $15,000 to $450,000 per property, and the cost of remediation for contamination from gasoline pollutants will range from approximately $15,000 to $100,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

        Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. None of the properties covered by this indemnity are within Bradley OP's portfolio. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.1 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

        With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our, or Bradley OP's financial condition and we have established reserves for such costs.

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table summarizes our, including Bradley OP's, repayment obligations under our indebtedness outstanding as of December 31, 2004 (in thousands):

Debt Analysis

Property	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands of dollars)
Mortgage loans payable:
Franklin Square	$13,583	—	—	—	—	—	$13,583
*Williamson Square	10,830	—	—	—	—	—	10,830
Riverchase Village Shopping Center	9,764	—	—	—	—	—	9,764
Meridian Village Plaza(1)	292	4,841	—	—	—	—	5,133
*Spring Mall	120	8,021	—	—	—	—	8,141
*Southport Centre	160	171	9,593	—	—	—	9,924
*Long Meadow Commons(1)(2)	317	344	8,717	—	—	—	9,378
Innes Street Market	352	380	12,098	—	—	—	12,830
*Southgate Shopping Center	110	119	2,166	—	—	—	2,395
*Salem Consumer Square	456	505	560	8,763	—	—	10,284
*St. Francis Plaza	191	207	225	243	—	—	866
*Burlington Square(1)	192	209	227	224	12,743	—	13,595
Buckingham Place(1)	63	69	74	79	5,054	—	5,339
County Line Plaza(1)	205	222	240	256	16,002	—	16,925
Trinity Commons(1)	171	185	200	214	13,776	—	14,546
8 shopping centers, cross collateralized	1,705	1,843	1,993	2,154	72,132	—	79,827
*Montgomery Commons(1)	79	86	94	100	102	7,334	7,795
*Warminster Towne Center(1)	260	283	307	329	362	18,294	19,835
Clocktower Place(1)	121	132	144	154	171	11,838	12,560
545 Boylston Street and William J. McCarthy Building	655	711	772	838	910	30,896	34,782
29 shopping centers, cross collateralized	2,520	2,728	2,955	3,147	3,461	220,654	235,465
*The Market of Wolf Creek III(1)	91	99	107	114	126	8,168	8,705
Spradlin Farm(1)	189	203	219	232	253	16,187	17,283
*The Market of Wolf Creek I(1)	151	163	176	188	206	9,327	10,211
*Berkshire Crossing	439	459	479	499	522	12,125	14,523
*Grand Traverse Crossing	366	394	424	457	492	11,151	13,284
*Salmon Run Plaza(1)	319	349	381	417	456	2,736	4,658
*Elk Park Center	297	321	346	374	403	6,503	8,244
*Grand Traverse Crossing—Wal-Mart	165	179	193	208	225	4,190	5,160
*The Market of Wolf Creek II(1)	96	103	111	120	129	1,428	1,987
Montgomery Towne Center	382	393	307	335	364	5,262	7,043
*Bedford Grove—Wal-Mart	152	164	178	191	207	3,175	4,067
*Berkshire Crossing—Home Depot/Wal-Mart	239	258	278	300	324	5,218	6,617

Total mortgage loans payable	$45,032	24,141	43,564	19,936	128,420	374,486	$635,579

*Unsecured notes payable(3)	—	1,490	—	100,000	150,000	200,000	451,490
*Prior line of credit facility(4)	196,000	—	—	—	—	—	196,000

Total indebtedness	$241,032	25,631	43,564	119,936	278,420	574,486	$1,283,069

(*)
Designates indebtedness of Bradley OP or one of its subsidiaries. Total indebtedness as of December 31, 2004 for Bradley OP and its subsidiaries was $817,989, which does not reflect the unamortized mortgage loan premiums totaling $7,541 related to the assumption of six mortgage loans with above-market contractual interest rates.

(1)
The aggregate repayment amount of $635,579 does not reflect the unamortized mortgage loan premiums totaling $13,461 related to the assumption of fifteen mortgage loans with above-market contractual interest rates.

(2)
Property is encumbered by two mortgage loans maturing in July 2007.

(3)
The aggregate repayment amount of $451,490 does not reflect the unamortized original issue discounts of $1,727 related to the April and October 2004 bond issuances.

(4)
The outstanding amount due under our prior line of credit facility was repaid through borrowings under our new line of credit in March 2005 and our prior credit facility was terminated.

        As of December 31, 2004, the indebtedness described in the table above, including our prior line of credit, required principal amortization and balloon payments, of $241 million in 2005. On March 29, 2005, we entered into a new line of credit to replace our prior line of credit, as described below under "New Line of Credit." It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings. We may also refinance future balloon payments through borrowings under our new unsecured credit facility.

        As of December 31, 2004, we (including Bradley OP) have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Construction contracts/tenant improvement obligations	$13,828	$—	$—	$—	$—	$—	$13,828
Ground leases	1,328	1,355	1,445	1,453	1,447	41,367	48,395
Office leases	1,029	1,144	1,146	1,149	1,266	6,101	11,835

Total	$16,185	$2,499	$2,591	$2,602	$2,713	$47,468	$74,058

        We have obligations under a retirement benefit plan, which are more fully described in the financial statements included within Heritage's Annual Report on Form 10-K, and which are not included in the above table.

        As of December 31, 2004, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Construction contracts/tenant improvement obligations	$8,546	$—	$—	$—	$—	$—	$8,546
Ground leases	161	161	161	161	155	11,525	12,324

Total	$8,707	$161	$161	$161	$155	$11,525	$20,870

        We have various existing service contracts with vendors and utility contracts related to our property management. We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year. These contracts are generally for one year or less and include terms that provide for termination with insignificant or no cancellation penalties.

        During the second quarter of 2004, Bradley OP entered into a joint venture agreement with a third party for the development and construction of a shopping center. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the spring of 2006, Bradley OP may be required to purchase the third party's joint venture interest. The purchase price for this interest would be at the estimated fair market value. This contingent obligation is not reflected in the tables above.

        The repayment obligations reflected in the above tables do not reflect interest payments on debt.

        We have entered into one off-balance sheet arrangement. Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of December 31, 2004, $13.0 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31, 2004 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Prior Line of Credit

        On April 29, 2002, the Company entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Our two operating partnerships were the borrowers under the line of credit and we, and certain of our other subsidiaries, guaranteed this line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At December 31, 2004, $196 million was outstanding under the line of credit. The entire outstanding amount under this line of credit is shown on the financial statements of Bradley OP.

        Under its terms, this prior line of credit would have matured on April 29, 2005. On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with Wachovia Bank, National Association, as agent. Heritage is the borrower under this new line of credit which replaces the prior line of credit. Through our subsidiary, we contributed approximately $211 million of borrowings we incurred under this new line of credit to Bradley OP, which used those funds to repay the entire outstanding balance under our prior line of credit. This new line of credit is described below.

New Line of Credit

        On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this line of credit. This new line of credit replaces our existing line of credit and will be used principally to fund growth opportunities and for working capital purposes. As of March 29, 2005, $211 million was outstanding under this new line of credit.

        Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

        We believe we are in compliance with all of the financial covenants under this new line of credit. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

Debt Offerings

Heritage Notes

        Heritage has outstanding two series of unsecured notes. These notes were issued pursuant to the terms of two separate but substantially identical indentures Heritage entered into with LaSalle Bank National Association, as trustee. These indentures contain various covenants, including covenants that restrict the amount of indebtedness that may be incurred by Heritage and its subsidiaries. Specifically, for as long as the debt securities issued under these indentures are outstanding:

  •
  Heritage is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of the Company and its subsidiaries would be greater than 60% of the total assets, as defined, of the Company and its subsidiaries.

  •
  Heritage is not permitted to incur any indebtedness if the ratio of our consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

  •
  Heritage is not permitted to incur additional indebtedness if, after giving effect to any additional indebtedness, the total secured indebtedness of the Company and its subsidiaries is greater than 40% of the total assets, as defined, of the Company and its subsidiaries.

  •
  Heritage and its subsidiaries may not at any time own total unencumbered assets equal to less than 150% of the aggregate outstanding principal amount of unsecured indebtedness of the Company and its subsidiaries.

        These debt securities have been guaranteed by our two operating partnerships, Heritage OP and Bradley OP.

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

        In August 2004, in anticipation of completing an unsecured debt financing, Heritage entered into forward starting interest rate swaps with a total notional amount of $146.6 million. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering. These forward swaps terminated subsequent to the pricing of the debt offering and Heritage made a payment to the counterparties of $1.7 million in connection with the termination of these swaps.

        Through a subsidiary, we contributed the net proceeds of the offering of the 2009 Notes to Bradley OP and received an intercompany note from Bradley OP. This intercompany note is classified as related party notes payable in the accompanying 2004 consolidated balance sheet. All of the net proceeds of the offering of the 2009 Notes were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

Notes due 2014.    On April 1, 2004, Heritage completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014, or the 2014 Notes. The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2014. The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        In March 2004, in anticipation of completing an unsecured debt financing, Heritage entered into forward starting interest rate swaps with a total notional amount of $192.5 million. The purpose of these forward swaps was to mitigate the risk of changes in interest rates prior to the pricing of our debt offering. These forward swaps terminated subsequent to the pricing of the debt offering and Heritage received a payment from the counterparties of $1.2 million in connection with the termination of these swaps.

        Through a subsidiary, we contributed the net proceeds of the offering of the 2014 Notes to Bradley OP and received an intercompany note from Bradley OP. This intercompany note is classified as related party notes payable in the accompanying 2004 consolidated balance sheet. All of the net proceeds of the offering of the 2014 Notes were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

        We believe we are in compliance with all applicable covenants.

Bradley Notes

        Prior to our acquisition of Bradley Real Estate, Inc. ("Bradley"), Bradley OP completed the sale of three series of senior, unsecured debt securities. We repaid in full one of these series of Bradley OP debt securities upon maturity in November 2004. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle Bank National Association, as trustee, beginning in 1997. The indenture and two supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding:

  •
  Bradley OP is not permitted to incur additional indebtedness if the aggregate principal amount of all indebtedness of Bradley OP and its subsidiaries would be greater than 60% of the total assets, as defined, of Bradley OP and its subsidiaries.

  •
  Bradley OP is not permitted to incur any indebtedness if the ratio of Bradley OP's consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

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

        For purposes of these covenants, any indebtedness incurred by Heritage, Heritage OP or any of the Company's subsidiaries that are owned directly or indirectly by Heritage OP is not included as indebtedness of Bradley OP.

Notes due 2006.    In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006, or the 2006 Notes. The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of December 31, 2004.

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

        We believe Bradley OP is in compliance with all applicable covenants.

Equity Financings

        In April 2002, we completed our initial public offering and sold 14,080,556 shares of our common stock at a price of $25.00 per share resulting in net proceeds to us of $323 million. We used the net proceeds of the IPO to repay outstanding indebtedness. In connection with our IPO, all shares of our Series A Cumulative Convertible Preferred Stock and redeemable equity then outstanding converted automatically into shares of our common stock on a one for one basis.

        In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share, resulting in net proceeds to us of $111 million. We used the net proceeds of this offering to repay outstanding indebtedness, including indebtedness of Bradley OP.

Related Party Transactions

        We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may significantly impact our and Bradley OP's future operating results.

The TJX Companies

        In July 1999, Bernard Cammarata became a member of Heritage's board of directors. Mr. Cammarata is Chairman of the Board of TJX Companies, Inc., Heritage's largest tenant, and was President and Chief Executive Officer of TJX until June 1999. Annualized base rent from the TJX Companies represents approximately 5.5% of our total annualized base rent and 3.3% of Bradley OP's total annualized base rent, for all leases in which tenants were in occupancy at December 31, 2004. TJX pays us and Bradley OP rent in accordance with 51 written leases at our properties.

Ahold USA

        In July 1999, William M. Vaughn, III became a member of Heritage's board of directors. Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods, Bi-Lo, Bruno's and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of Heritage's largest stockholder, Net Realty Holding Trust. Annualized base rent from Ahold USA and its subsidiary companies represent approximately 0.9% of Heritage's total annualized base rent and none of Bradley OP's total annualized base rent for all leases in which tenants were in occupancy at December 31, 2004. Ahold USA and its subsidiary companies pay us rent in accordance with 5 written leases at our properties. Subsequent to December 31, 2004, Ahold USA sold Bi-Lo and Bruno's representing $0.9 million of annualized base rent in 2004.

131 Dartmouth Street Joint Venture

        In November 1999, Heritage entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by Heritage. Heritage was issued this interest as part of a management arrangement with the joint venture pursuant to which Heritage manages the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in January 2003. The first tenants began occupying this office building in January 2004. Heritage accounts for its interest in this joint venture using the cost method and Heritage has not expended any amounts on the office building through December 31, 2004.

        In February 2004, Heritage entered into an eleven-year lease with its joint venture with NETT for the lease of approximately 31,000 square feet of space and Heritage moved its corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, which were negotiated on an arms-length basis, Heritage began paying rent to the joint venture in February 2005. Heritage pays $1.1 million per year in minimum rent through 2009 and $1.2 million per year from 2010 through 2014.

Boston Office Lease

        In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease by NETT of 14,400 square feet of space in an office building at 535 Boylston Street for its Boston offices. Net Realty Holding Trust assigned this lease to Heritage as part of its formation. The current term of this lease expires on March 31, 2005 and under this lease, NETT pays us $648,000 per year in minimum rent. NETT has informed us that they are not renewing this lease.

Contingencies

Legal and Other Claims

        We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 41, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Recourse Loan Guarantees

        In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension).

Non-Recourse Loan Guarantees

        In connection with the Bradley acquisition, Heritage OP entered into a special securitized facility with Prudential Mortgage Capital Corporation ("PMCC") pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

        In connection with the securitized financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC under the terms of which we agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

        We also have agreed to indemnify other mortgage lenders for bad acts and environmental liabilities in connection with other mortgage loans that we have obtained.

Inflation

        Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants' gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures). Many of our leases are also for terms of less than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company's results of operations, financial position, or liquidity.

        In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's results of operations, financial position, or liquidity.

Net Operating Income

        Net operating income, or "NOI," is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus accretion of redeemable equity, preferred stock distributions, income allocated to minority interests in Bradley OP, net derivative losses (gains), losses from prepayment of debt, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, gains (losses) on sales of real estate investments, interest and other income, preferred stock distributions and accretion of redeemable equity.

        We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

        The following sets forth a reconciliation of Bradley OP's NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unitholders for the fiscal years 2000 through 2004 (dollars in thousands).

	Years ended December 31,
	2004	2003	2002	2001	2000 (1)
Net operating income	$130,845	$129,950	$118,829	$108,006	$32,873
Add:
Interest and other	460	36	58	132	823
Gains on sales of real estate investments	28	—	—	—	—
Income from discontinued operations	532	615	755	784	219
Gains on sales of discontinued operations	970	—	—	—	—
Net derivative gains	—	—	—	986	—
Deduct:
Depreciation and amortization	50,526	47,973	42,964	39,033	12,247
Interest	39,048	33,030	35,537	47,102	7,580
General and administrative	14,264	11,775	15,324	8,256	2,294
Loss on prepayment of debt	—	—	4,215	—	—
Net derivative losses	—	—	7,766	—	—

Net income	28,997	37,823	13,836	15,517	11,794
Deduct:
Preferred stock distributions	2,176	6,656	6,656	6,656	—

Net income attributable to common unitholders	$26,821	$31,167	$7,180	$8,861	$11,794

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

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

        The following table presents our fixed rate debt obligations, at their carrying values, sorted by maturity date and our variable rate debt obligations sorted by maturity date (in thousands):

	2005	2006	2007	2008	2009	2010+	Total	Estimated Fair Value	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$44,593	$23,682	$43,085	$19,437	$127,898	$362,361	$621,056	$670,669	7.46%
Variable rate	439	459	479	499	522	12,125	14,523	14,523	4.28%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	460,120	5.66%
Variable rate	196,000	—	—	—	—	—	196,000	196,000	3.55%

Total	$241,032	$25,631	$43,564	$119,936	$278,420	$574,486	$1,283,069	$1,341,312	6.19%

        If market rates of interest on our variable rate debt outstanding at December 31, 2004 increase by 10%, or 36 basis points, the increase in interest expense would decrease future earnings and cash flows by $0.8 million annually.

        The following table presents Bradley OP's fixed rate debt obligations, at their carrying values, sorted by maturity date and Bradley OP's variable rate debt obligations sorted by maturity date (in thousands):

	2005	2006	2007	2008	2009	2010+	Total	Estimated Fair Value	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$14,591	$11,975	$24,083	$12,028	$15,775	$77,524	$155,976	$168,522	7.01%
Variable rate	439	459	479	499	522	12,125	14,523	14,523	4.28%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	$460,120	5.66%
Variable rate	196,000	—	—	—	—	—	196,000	196,000	3.55%

Total	$211,030	$13,924	$24,562	$112,527	$166,297	$289,649	$817,989	$839,165	5.38%

        If market rates of interest on Bradley OP's variable rate debt outstanding at December 31, 2004 increase by 10%, or 36 basis points, the increase in interest expense would decrease future earnings and cash flows by $0.8 million annually.

        We were not a party to any hedging agreements with respect to our floating rate debt as of December 31, 2004. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium-and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2004 in relation to total assets and our total market capitalization.

Item 8: Financial Statements

        See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1 of this Form 10-K.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out by Bradley OP's management, with the participation of the Chief Executive Officer and Chief Financial Officer of Heritage, of the effectiveness of Bradley OP's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

        No change in Bradley OP's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Bradley OP's internal control over financial reporting.

Item 9B: Other Information

        None.

PART III

        Note: Heritage Property Investment Trust, Inc. is the sole stockholder of the sole general partner of Bradley Operating Limited Partnership. Information with respect to the directors and officers of Heritage Property Investment Trust, Inc. is contained in various portions of Heritage Property Investment Trust, Inc.'s Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein (as set forth below) pursuant to the provisions of General Instruction G(1) to Form S-K and Rule 12b-23.

Item 10: Directors and Executive Officers of the Registrant

        Except as set forth below, the information contained in the sections captioned "Proposal One: Election of Directors," "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Heritage Property Investment Trust, Inc.'s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

        No directors or officers of Heritage Property Investment Trust, Inc. beneficially own any LP Units.

Item 11: Executive Compensation

        The information contained in the sections captioned "Proposal One: Election of Directors" and "Executive Compensation" of Heritage Property Investment Trust, Inc.'s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of Heritage Property Investment Trust, Inc.'s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

        The information contained in the section captioned "Certain Relationships and Related Transactions" of Heritage Property Investment Trust, Inc.'s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

        The information contained in the section captioned "Principal Accounting Fees and Services" of Heritage Property Investment Trust, Inc.'s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15: Exhibits and Financial Statement Schedules

        See page F-1 for the index of the financial statements included in the Form 10-K.

Financial Statement Schedule.

        See page F-1 for the index of the financial statement schedule included in the Form 10-K.

Exhibits.

3.1	Second Amended and Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership dated as of September 2, 1997(1)
3.2	Amendment, dated as of September 18, 2000, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
3.3	Amendment, dated as of April 29, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(1)
3.4	Amendment, dated as of May 17, 2002, to Second Restated Agreement of Limited Partnership of Bradley Operating Limited Partnership(2)
3.5	Articles of Amendment and Restatement (Third) of Heritage Property Investment Trust, Inc.(1)
3.6	Amended and Restated Bylaws of Heritage Property Investment Trust, Inc.(1)
4.1	Indenture, dated as of November 24, 1997, by and between Bradley Operating Limited Partnership and LaSalle Bank National Association relating to the Senior Debt Securities of Bradley Operating Limited Partnership(1)
4.2	Supplemental Indenture No. 2, dated as of January 28, 1998, between Bradley Operating Limited Partnership and LaSalle Bank National Association(1)
4.3	Supplemental Indenture No. 3, dated as of March 10, 2000, between Bradley Operating Limited Partnership and LaSalle Bank National Association(1)
4.4	Supplemental Indenture No. 4, dated as of May, 2004, between Bradley Operating Limited Partnership and LaSalle Bank National Association(3)
4.5	Indenture, dated as of April 1, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and LaSalle Bank National Association relating to 5.125% Notes due 2014 of Heritage Property Investment Trust, Inc.(3)
4.6	Form of 5.125% Note due 2014 (Included in Exhibit 4.6)(3)
4.7	Guarantee of 5.125% Notes due 2014, dated as of April 1, 2004, by Heritage Property Investment Limited Partnership(3)
4.8	Guarantee of 5.125% Notes due 2014, dated as of April 1, 2004, by Bradley Operating Limited Partnership(3)
4.9	Registration Rights Agreement, dated as of April 1, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and the Initial Purchasers relating to 5.125% Notes due 2014 and Guarantees of 5.125% Notes due 2014(3)
4.10	Indenture, dated as of October 15, 2004, by and between Heritage Property Investment Trust, Inc,, Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and LaSalle Bank National Association relating to 4.50% Notes due 2009 of Heritage Property Investment Trust, Inc.(4)
4.11	Form of 4.50% Note due 2009 (Included in Exhibit 4.10)
4.12	Guarantee of 4.50% Notes due 2009, dated as of October 15, 2004, by Heritage Property Investment Limited Partnership(4)

4.13	Guarantee of 4.50% Notes due 2009, dated as of October 15, 2004, by Bradley Operating Limited Partnership(4)
4.16	Registration Rights Agreement, dated as of October 15, 2004, by and between Heritage Property Investment Trust, Inc., Heritage Property Investment Limited Partnership, Bradley Operating Limited Partnership and the Initial Purchasers relating to 4.50% Notes due 2009 and Guarantees of 4.50% Notes due 2009(4)
10.1	Credit Agreement, dated as of March 29, 2005 by and among Heritage Property Investment Trust, Inc., Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Agent, each of Deutsche Bank Trust Company Americas and Key Bank National Association, as Syndication Agents, each of Bank of America, National Association and Commerzbank Aktiengesellschaft, New York Branch, as Documentation Agents, and each of the financial institutions initially a signatory to the Credit Agreement(5)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer of Heritage Property Investment Trust, Inc. Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer of Heritage Property Investment Trust, Inc. Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.
32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2003.

(1)
Incorporated by reference to Heritage Property Investment Trust, Inc.'s Registration Statement on Form S-11 (File No. 333-69118).

(2)
Incorporated by reference to Heritage Property Investment Trust, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(3)
Incorporated by reference to Heritage Property Investment Trust, Inc.'s and the Registrant's Registration Statement on Form S-4 (File No. 333-116298)

(4)
Incorporated by reference to Heritage Property Investment Trust, Inc.'s and the Registrant's Registration Statement on Form S-4 (File No. 333-121578)

(5)
Incorporated by reference to Heritage Property Investment Trust, Inc.'s Current Report on Form 8-K filed on March 30, 2005.

Reports on Form 8-K.

        On November 2, 2004, Bradley OP furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of Heritage Property Investment Trust's Press Release, dated November 2, 2004, as well as supplemental operating and financial data regarding Heritage Property Investment Trust, Inc. for the third quarter of 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY OPERATING LIMITED PARTNERSHIP
By:	Heritage-Austen Acquisition, Inc., Its General Partner
By:	/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast President and Chief Executive Officer

Dated: March 31, 2005

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast	President and Chief Executive Officer, Director (principal executive officer)	March 31, 2005
/s/ DAVID G. GAW David G. Gaw	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 31, 2005
/s/ PATRICK H. O'SULLIVAN Patrick H. O'Sullivan	Vice President, Finance and Accounting and Assistant Treasurer (principal accounting officer)	March 31, 2005
/s/ JOSEPH L. BARRY Joseph L. Barry	Director	March 31, 2005
/s/ BERNARD CAMMARATA Bernard Cammarata	Director	March 31, 2005
/s/ RICHARD C. GARRISON Richard C. Garrison	Director	March 31, 2005
/s/ MICHAEL J. JOYCE Michael J. Joyce	Director	March 31, 2005
/s/ DAVID W. LAUGHTON David W. Laughton	Director	March 31, 2005

/s/ KEVIN C. PHELAN Kevin C. Phelan	Director	March 31, 2005
/s/ KENNETH K. QUIGLEY, JR. Kenneth K. Quigley, Jr.	Director	March 31, 2005
/s/ RICH REARDON Rich Reardon	Director	March 31, 2005
/s/ WILLIAM M. VAUGHN William M. Vaughn	Director	March 31, 2005
/s/ ROBERT J. WATSON Robert J. Watson	Director	March 31, 2005

BRADLEY OPERATING LIMITED PARTNERSHIP

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Heritage Property Investment Trust, Inc.
and Unitholders of Bradley Operating Limited Partnership:

        We have audited the accompanying consolidated balance sheets of Bradley Operating Limited Partnership and subsidiaries (the Operating Partnership), a majority-owned subsidiary of Heritage Property Investment Trust, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
March 29, 2005

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Dollars in thousands, except per-unit data)

	December 31,
	2004	2003
Assets
Real estate investments, net	$1,317,200	$1,282,989
Cash and cash equivalents	4,558	1,715
Accounts receivable, net of allowance for doubtful accounts of $5,626 and $4,243 at December 31, 2004 and 2003, respectively	25,609	16,592
Intercompany advances	66,021	—
Prepaids and other assets	10,710	3,578
Investment in unconsolidated joint venture	3,406	—
Deferred financing and leasing costs	20,661	7,767

Total assets	$1,448,165	$1,312,641

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$178,040	$141,670
Unsecured notes payable	101,490	201,490
Line of credit facility	196,000	243,000
Related party notes payable	350,000	—
Accrued expenses and other liabilities	48,636	38,982
Accrued distributions	18,013	17,735

Total liabilities	892,179	642,877

Minority interest	2,425	2,425

Redeemable partnership units; 522,044 and 340,270 common units outstanding at redemption value at December 31, 2004 and 2003, respectively	16,752	9,681
Redeemable Series B Preferred Units (liquidation preference $25.00 per unit); 2,000,000 units issued and outstanding at December 31, 2003	—	50,000
Redeemable Series C Preferred Units (liquidation preference $25.00 per unit); 1,000,000 units issued and outstanding at December 31, 2003	—	25,000
Partners' capital:
General partner; 32,568,441 and 32,560,627 units outstanding at December 31, 2004 and 2003, respectively	519,149	563,338
Limited partner; 1,219,782 units outstanding	17,660	19,320

Total partners' capital	536,809	582,658

Total liabilities and partners' capital	$1,448,165	$1,312,641

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations

(In thousands, except per-unit data)

	Year ended December 31,
	2004	2003	2002
Revenue:
Rentals and recoveries	$188,206	$186,061	$170,911
Interest and other	460	36	58

Total revenue	188,666	186,097	170,969

Expenses:
Property operating expenses	26,765	26,977	24,484
Real estate taxes	30,596	29,134	27,598
Depreciation and amortization	50,526	47,973	42,964
Interest	39,048	33,030	35,537
General and administrative	14,264	11,775	15,324
Loss on prepayment of debt	—	—	4,215

Total expenses	161,199	148,889	150,122

Income before net derivative losses and gains on sales of real estate investments	27,467	37,208	20,847
Net derivative losses	—	—	(7,766)
Gains on sales of real estate investments	28	—	—

Income before discontinued operations	27,495	37,208	13,081
Discontinued operations:
Operating income from discontinued operations	532	615	755
Gains on sales of discontinued operations	970	—	—

Income from discontinued operations	1,502	615	755

Net income	28,997	37,823	13,836
Preferred distributions	(2,176)	(6,656)	(6,656)

Net income attributable to common unitholders	$26,821	$31,167	$7,180

Basic and diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.75	$0.90	$0.21
Income from discontinued operations	0.04	0.02	0.03
Income available to common unitholders	$0.79	$0.92	$0.24

Weighted average common units outstanding	34,132	33,787	30,073

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statement of Changes in Partners' Capital

(In thousands, except per-unit data)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$419,663	$23,129	$(8,742)	$434,050
Net income attributable to common unitholders	6,832	297	—	7,129
Other comprehensive income:
Unrealized derivative gains:
Effective portion of interest rate collar for the period from Jan. 1, 2002-Apr. 29, 2002	—	—	1,177	1,177
Reclassification adjustment to earnings for realized loss on termination of interest rate collar	—	—	7,565	7,565

Total other comprehensive income	—	—	8,742	8,742

Comprehensive income				15,871

Capital contributions	227,916	—	—	227,916
Distributions ($2.12 per unit)	(61,094)	(2,583)	—	(63,677)
Adjustment to reflect redeemable partnership units at redemption value	(354)	(15)	—	(369)

Balance at December 31, 2002	592,963	20,828	—	613,791

Net income attributable to common unitholders	29,742	1,114	—	30,856
Capital contributions	9,877	—	—	9,877
Distributions ($2.10 per unit)	(67,662)	(2,562)	—	(70,224)
Adjustment to reflect redeemable partnership units at redemption value	(1,582)	(60)	—	(1,642)

Balance at December 31, 2003	563,338	19,320	—	582,658

Net income attributable to common unitholders	25,596	960	—	26,556
Distributions ($2.10 per unit)	(68,382)	(2,561)	—	(70,943)
Conversion of redeemable partnership units	171	—	—	171
Adjustment to reflect redeemable partnership units at redemption value	(1,574)	(59)	—	(1,633)

Balance at December 31, 2004	$519,149	$17,660	$—	$536,809

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$28,997	$37,823	$13,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,840	48,389	43,386
Amortization of deferred financing costs	1,240	1,240	1,845
Net derivative losses	—	—	7,766
Loss on repayment of debt	—	—	4,215
Amortization of debt premiums	(641)	(462)	—
Gain on sale of real estate investments	(998)	—	—
Changes in operating assets and liabilities	(8,282)	2,164	4,057

Net cash provided by operating activities	71,156	89,154	75,105

Cash flows from investing activities:
Net proceeds from sales of real estate investments	22,643	—	—
Acquisitions of and additions to real estate investments	(61,000)	(16,215)	(116,665)
Expenditures for investment in unconsolidated joint venture	(3,321)	—	—
Investment in mortgage receivable	(9,188)	—	—
Receipt of mortgage receivable	9,188	—	—
Expenditures for capitalized leasing commissions	(3,065)	(3,035)	(2,783)

Net cash used by investing activities	(44,743)	(19,250)	(119,448)

Cash flows from financing activities:
Proceeds from mortgage loans payable	—	—	4,599
Repayments of mortgage loans payable	(11,898)	(10,121)	(17,049)
Repayment of unsecured notes payable	(100,000)	—	—
Proceeds from draws under line of credit facility	413,000	134,000	373,000
Repayments of draws under line of credit facility	(460,000)	(125,000)	(482,000)
Proceeds from related party notes payable	350,000	—	—
Intercompany advances	(71,087)	(17,810)	—
Repayments of intercompany advances	5,066	17,810	—
Interest rate collar termination payment	—	—	(6,788)
Capital contributions	—	9,877	227,916
Distributions paid to general partner	(68,385)	(67,676)	(43,538)
Distributions paid to limited partners	(5,266)	(9,919)	(11,026)
Redemption of Series B and C Preferred Units	(75,000)	—	—
Expenditures for deferred financing costs	—	—	(3,902)

Net cash (used in) provided by financing activities	(23,570)	(68,839)	41,212

Net increase (decrease) in cash and cash equivalents	2,843	1,065	(3,131)
Cash and cash equivalents:
Beginning of year	1,715	650	3,781

End of year	$4,558	$1,715	$650

See accompanying notes to consolidated financial statements

BRADLEY OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003, and 2002

(1) Organization

        Bradley Operating Limited Partnership (the Operating Partnership) is the entity through which Heritage Property Investment Trust, Inc. (Heritage, or the Company) conducts substantially all of its business in the Midwestern United States. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the general partner of the Operating Partnership and held 22,140,487 general partner common units through a wholly-owned subsidiary and directly held 26,199 limited partner common units from inception until Heritage's initial public offering (IPO) described below. At December 31, 2004 and 2003, the Operating Partnership owned (either directly or through subsidiaries) 106 and 105 neighborhood and community shopping centers, respectively.

        Heritage is a Maryland Corporation organized as a real estate investment trust (REIT). Heritage was formed on July 1, 1999 and commenced operations on July 9, 1999 through the contribution of $550 million of real estate investments and related assets, net of liabilities, by Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters & Trucking Industry Pension Fund (NETT) and $25 million of cash from the Prudential Insurance Company of America (Prudential). Heritage qualifies as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the Code).

        Heritage, through its subsidiaries, is a fully-integrated, self-administered, and self-managed REIT and is focused on the acquisition, ownership, management, leasing, and redevelopment of primarily grocer-anchored neighborhood and community shopping centers principally in the Eastern and Midwestern United States. In 2003, Heritage expanded its operations to include the Southwestern U.S. with its Trademark Portfolio Acquisition consisting of eight properties. At December 31, 2004 and 2003, Heritage owned 164 shopping centers and three office buildings and 162 shopping centers and four office buildings, respectively.

Initial Public Offering

        On April 29, 2002, Heritage completed its IPO of its common stock and, when combined with the exercise of the Underwriter's overallotment, sold a total of 14,080,556 shares of its common stock in the IPO at a price of $25.00 per share.

        The net proceeds from the IPO, after deducting the underwriters' discount and offering expenses, were $322.5 million and were used by Heritage to repay in full its obligation of $100 million of subordinated debt then outstanding. Heritage, through a wholly-owned subsidiary, contributed the remaining net proceeds of $222.5 million to the Operating Partnership in exchange for 10,080,556 general partner common units. Such net proceeds were used to repay $215.7 million of the outstanding indebtedness under its prior line of credit facility and to pay the $6.8 million fee associated with terminating the collar previously in place with respect to the $150 million term loan under the prior line of credit facility.

Issuance of Public Equity

        In December 2003, Heritage completed a secondary public offering of its common stock and sold a total of 3,932,736 shares, including the underwriter's overallotment of 432,736 shares, at a net price of

$28.27 per share. The net proceeds of $111 million from this offering were used to repay certain indebtedness, including the $60 million bridge loan incurred by the Heritage Property Investment Limited Partnership and the Operating Partnership in connection with the Trademark Portfolio Acquisition. Heritage, through a wholly-owned subsidiary, contributed $9.8 million of the proceeds to the Operating Partnership in exchange for 347,471 general partner common units.

Minority Interest

        The Operating Partnership also has a minority interest that participates in earnings of the Operating Partnership based upon terms specified in the partnership agreement. This minority interest amounted to $2.4 million at December 31, 2004 and 2003.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

        The consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (GAAP). Management of the Operating Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reporting of revenue and expenses during the periods presented to prepare these consolidated financial statements in conformity with GAAP. The Operating Partnership bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

        Management considers those estimates and assumptions that are most important to the portrayal of the Operating Partnership's financial condition and results of operations, in that they require management's most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Operating Partnership. These critical accounting policies include the useful lives used to calculate depreciation and amortization expense on real estate investments, judgments regarding the recoverability or impairment of each real estate investment, estimates regarding the recoverability of certain operating expenses, allocation of general and administrative expenses from Heritage to the Operating Partnership, and judgments regarding the ultimate collectibility of accounts receivable.

        If the useful lives of real estate investments were different, future operating results would be affected. Future adverse changes in market conditions or poor operating results could result in an inability to recover real estate investment carrying values that may not be reflected in current carrying values and could require an impairment charge in the future. Future adverse changes in market conditions could also impact the Operating Partnership's tenants and may affect the adequacy of the allowance for doubtful accounts receivable. If the methodologies and assumptions used to estimate the fair value of the Operating Partnership's interest rate hedging instruments or to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and amounts expected to be recognized in earnings in the future could be affected. Further, future changes in market interest rates and other relevant factors could affect the fair value of such instruments and future interest expense.

        The consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership has a subsidiary partnership that is not wholly-owned. The minority interest in the subsidiary partnership participates in the earnings of the subsidiary based upon terms specified in the subsidiary's partnership agreement.

        Because Heritage acquired all of the outstanding capital stock of Bradley and used the purchase method of accounting for the transaction, it used "push-down" accounting to establish the basis for reporting assets and liabilities of the Operating Partnership.

(b) Real Estate Investments

        Real estate investments are recorded at cost. The cost of buildings and improvements includes the purchase price of property, legal fees, and acquisition costs.

        Real estate investments held for sale are carried at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization are suspended during the held-for-sale period. There were no properties held for sale at December 31, 2004 and 2003.

        Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), requires the Operating Partnership to periodically perform reviews of its properties to determine if their carrying amounts will be recovered from future operating cash flows. If the Operating Partnership determines that impairment has occurred, those assets shall be reduced to fair value. No such impairment losses have been recognized to date.

        In addition, SFAS No. 144 retains the basic provisions of Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presenting discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Operating Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the operating results of the Operating Partnership for any of the periods presented.

        The Operating Partnership applies SFAS No. 141, Business Combinations (SFAS No. 141), to property acquisitions. Accordingly, under the guidance provided by SFAS No. 141, the fair value of the real estate acquired is allocated to the acquired tangible assets and identified intangible assets and liabilities. Identified intangible assets and liabilities may consist of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

        The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

        In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are accreted as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions consummated to date. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. For the years ended December 31, 2004, 2003 and 2002, the Operating Partnership recognized upon acquisition, additional intangible assets and liabilities as follows (in thousands):

	2004	2003	2002
Assets:
Acquired in-place lease value	$12,615	$—	$—
Acquired above-market leases	$1,038	$—	$—
Liabilities:
Acquired below-market leases	$862	$—	$—

        The Operating Partnership incurred amortization expense pertaining to acquired in-place lease intangibles of $0.1 million, $0 and $0 during the years ended December 31, 2004, 2003, and 2002, respectively. Amortization of $0.1 million, $0, and $0, pertaining to acquired above-market leases was applied as a reduction of rental income during the years ended December 31, 2004, 2003, and 2002, respectively. Accretion pertaining to acquired below-market leases applied as an increase to rental income during the year ended December 31, 2004 was not material.

        The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter
Amortization expense:
Acquired in-place lease value	$1,757	$1,757	$1,703	$1,112	$1,112	$5,060
Adjustments to rental income:
Acquired above market leases	$(104)	$(104)	$(104)	$(103)	$(101)	$(459)
Acquired below market leases	129	129	110	87	87	318

Net adjustment to rental income	$25	$25	$6	$(16)	$(14)	$(141)

        Expenditures for maintenance, repairs, and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred and amounted to $3.7 million, $3.6 million, and $3.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Upon sale or other disposition of the real estate investment, the cost and related accumulated depreciation and amortization are written off and the resulting gain or loss, if any, is reflected in net income. Interest on significant construction projects is capitalized as part of the cost of real estate investments. Interest capitalized amounted to $0.1 million, $0, and $0.1 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

        The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Buildings and improvements	20-39 years
Tenant improvements	Shorter of useful life or term of related lease

(c) Cash and Cash Equivalents

        Cash and cash equivalents consist of cash in banks and short-term investments with maturities at the date of purchase of three months or less. The majority of the Operating Partnership's cash and cash equivalents are held at major commercial banks. The Operating Partnership has not experienced any losses to date on its invested cash.

(d) Deferred Financing and Leasing Costs

        Deferred financing and leasing costs include costs incurred in connection with securing financing for, or leasing space in, the Operating Partnership's real estate investments. Such charges are capitalized and amortized over the term of the related financing or lease. Unamortized deferred charges are charged to expense upon prepayment or significant modification of the related financing or early termination of the related lease.

        The Operating Partnership capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of

Leases. These costs amounted to $1.7 million, $1.5 million, and $1.4 million during the years ended December 31, 2004, 2003, and 2002, respectively.

(e) Investments in Joint Ventures

        Upon entering into a joint venture agreement, the Operating Partnership assesses whether the joint venture is considered a variable interest entity in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. The Operating Partnership has no interests in variable interest entities as of December 31, 2004. The Operating Partnership accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (SOP No. 78-9) and Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.

        As of December 31, 2004, the Operating Partnership accounts for its sole joint venture under the equity method of accounting because it exercises significant influence over, but does not control, this entity. This investment was recorded at cost, and is subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets, and the Operating Partnership's allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as other income. The Operating Partnership's allocation of joint venture income or loss follows the joint venture's distribution priorities.

        In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint ventures relating solely to the extent of the outside partner's interest.

(f) Revenue Recognition

        Management has determined that all of the Operating Partnership's leases with its various tenants are operating leases. Rental income from such leases with scheduled rent increases is recognized using the straight-line method over the terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions amounted to $11.5 million and $8.8 million at December 31, 2004 and 2003, respectively, and is included in accounts receivable, net of an allowance for doubtful accounts. Rental revenue recognized over amounts due is included in revenue from rental and recoveries and amounted to $2.9 million, $3.4 million, and $2.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Leases for retail space generally contain provisions under which the tenants reimburse the Operating Partnership for a portion of property operating expenses and real estate taxes incurred by the Operating Partnership. In addition, certain of the Operating Partnership's operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Operating Partnership defers recognition of contingent rental income until such specified targets are met. Reimbursements for both operating expenses and real estate taxes, as well as contingent rental income during the years ended December 31, 2004, 2003, and 2002 were $49.1 million, $47.2 million, and $45.4 million, respectively. These items are included in revenue from rentals and recoveries in the consolidated statements of income.

        The Operating Partnership makes estimates of the uncollectibility of its accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. The Operating Partnership specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. These estimates have a direct impact on the Operating Partnership's net income.

        Allowances for uncollectible receivables are charged against revenue from rentals and recoveries and amounted to $1.8 million, $3.0 million, and $2.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

(g) Gain Recognition on Sale of Real Estate

        The Operating Partnership performs evaluations of each real estate sale to determine if full gain recognition is appropriate in accordance with SFAS No. 66, Accounting for Sales of Real Estate. The application of SFAS No. 66 can be complex and requires the Operating Partnership to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser's investment in the property being sold, whether the Operating Partnership's receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of the Operating Partnership's continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, the Operating Partnership accounts for the sale under an appropriate deferral method.

(h) Earnings Per Common Unit

        Basic earnings per common unit is computed by dividing net income available to general and limited partner (common) unitholders by the weighted average number of general and limited partner units (including redeemable common units) outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur if securities or other contracts to issue commons units were exercised or converted into common units or resulted in the issuance of common units and then shared in the earnings of the Operating Partnership. For the years ended December 31, 2004, 2003, and 2002, there were no dilutive instruments, and therefore, diluted earnings per common unit and basic earnings per common unit are the same.

(i) Credit Risk

        The Operating Partnership operates in one industry, which is the acquisition, ownership, management, leasing and redevelopment of real estate, and no single tenant accounts for more than 10% of total revenue. Financial instruments potentially subjecting the Operating Partnership to concentrations of credit risk consist principally of (1) temporary cash and equivalent instruments, which are held at financial institutions of high credit quality; and (2) tenant receivables, whose credit risk is distributed among tenants in different industries and across several geographical areas.

(j) Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the Operating Partnership to disclose fair value information about all financial instruments annually, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Operating Partnership's financial instruments, other than debt, are generally short-term in nature and consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying values of these assets, liabilities, and redeemable securities, which are recorded at net realizable value or redemption value in the consolidated balance sheets, approximate fair value.

        The fair values of the Operating Partnership's fixed rate mortgage loans and unsecured notes payable, which are based on estimates made by management for rates currently prevailing for comparable loans and notes of comparable maturities, exceeded their aggregate carrying values by $13.6 million and $11.0 million at December 31, 2004 and 2003, respectively. The Operating Partnership's line of credit facility is at a variable rate, resulting in a carrying value that approximates fair value.

(k) Hedging Activities

        From time to time, the Operating Partnership uses derivative financial instruments to limit its exposure to changes in interest rates. The Operating Partnership was not a party to any hedging agreement with respect to its floating rate debt as December 31, 2004 or 2003. The Operating Partnership has in the past used derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings, from lines of credit to medium and long-term financings. The Operating Partnership requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. The Operating Partnership does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.

(l) Allocation of General and Administrative Expenses

        General and administrative expenses of Heritage that directly relate to each subsidiary are charged directly to such subsidiary. All other general and administrative expenses of Heritage have been allocated to each of Heritage's subsidiaries, including the Operating Partnership, based on each subsidiary's pro-rata portion of Heritage's total property square footage.

(m) Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation.

(3) Real Estate Investments

        A summary of real estate investments December 31, 2004 and 2003 follows (in thousands):

	2004	2003
Land	$212,704	$204,571
Land improvements	119,938	115,733
Buildings and improvements	1,116,081	1,069,106
Tenant improvements	34,095	23,309
Improvements in process	15,163	7,829

	1,497,981	1,420,548
Accumulated depreciation and amortization	(180,781)	(137,559)

Net carrying value	$1,317,200	$1,282,989

Acquisitions

        During the year ended December 31, 2004, the Operating Partnership completed the acquisition of three shopping centers aggregating 0.7 million square feet of gross leasable area ("GLA"), of which the Operating Partnership acquired 0.5 million square feet of GLA. The aggregate acquisition price of the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $90.2 million, which was funded with borrowings under the Operating Partnership's line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of limited partner common units. There were no acquisitions in 2003.

        During the year ended December 31, 2002, the Operating Partnership completed the acquisition of nine shopping centers aggregating 2.9 million square feet of GLA, of which the Operating Partnership acquired 2.2 million square feet of GLA. The aggregate acquisition price of the shopping centers was $189.8 million, which was funded with borrowings under the line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of limited partner common units.

Dispositions

        In December 2004, the Operating Partnership completed the disposition of Garden Plaza, an 80,000 square foot shopping center located in Franklin, Wisconsin for $4.8 million, resulting in a gain of $0.6 million. The results of operations of the Garden Plaza shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

        In December 2004, the Operating Partnership completed the disposition of a parcel of land located at Madison Plaza located in Madison, Wisconsin for $3.5 million, which approximated the Operating Partnership's carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

        In October 2004, the Operating Partnership completed the disposition of Camelot, a 151,000 square foot shopping center located in Louisville, Kentucky for $7.4 million, resulting in a gain of

$0.3 million. The results of operations of the Camelot shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

        In September 2004, the Operating Partnership completed the disposition of a parcel of land located at Cross Keys located in Turnersville, New Jersey for $7.0 million, which approximated the Operating Partnership's carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

(4) Investment in Unconsolidated Joint Venture

        In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 302,000 square foot shopping center, of which the joint venture owns 210,000 square feet, to be located in a suburb of Grand Rapids, Michigan. The Operating Partnership made an initial equity investment of $3.3 million, which has been accounted for under the equity method of accounting, and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004. Interest earned on the loan, to the extent attributable to the outside interest in the joint venture, has been recorded as Interest and Other. The operations of the joint venture, consisting of incidental activity related to operating restaurants located on out parcels, are being reported on a 90-day lag basis. Accordingly, the operations for the period from May 17, 2004 (acquisition date) through September 30, 2004 are included in the accompanying consolidated statement of operations and are classified as Interest and Other.

        The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of December 31, 2004, $13.0 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31, 2004 is not material to the Operating Partnership's financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

(5) Supplemental Cash Flow Information

        During the years ended December 31, 2004, 2003, and 2002 interest paid was $47.4 million, $32.3 million, and $34.3 million, respectively.

        Included in accrued expenses and other liabilities at December 31, 2004 and 2003 are accrued expenditures for real estate investments of $4.7 million and $3.4 million, respectively.

        During the year ended December 31, 2004, 7,814 redeemable common units were converted to general partner units with a value of $0.2 million.

        During the years ended December 31, 2004 and 2002, the Operating Partnership assumed $48.9 million and $87.2 million, respectively, of existing debt in connection with the acquisition of one and six shopping centers respectively. In addition, during the years ended December 31, 2004 and 2002, the Operating Partnership issued 189,588 and 314,071, respectively, limited partner common units with a fair value at date of issuance of $6.2 million and $7.9 million, respectively in connection with the acquisition of various shopping centers. Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

(6) Operating Leases

        Scheduled future minimum rental payments to be received under the Operating Partnership's non-cancelable operating leases are as follows at December 31, 2004 (in thousands):

Year Ending December 31	Amount
2005	$141,127
2006	128,796
2007	113,457
2008	93,761
2009	76,817
Thereafter	463,214

Total minimum future receipts	$1,017,172

        The Operating Partnership has contractual commitments under non-cancelable operating leases, primarily ground leases expiring at various dates through 2087. Rental expense was $0.2 million in each of the years ended December 31, 2004, 2003, and 2002. Committed amounts under non-cancelable operating leases in effect at December 31, 2004 were as follows:

Year Ending December 31	Amount
2005	$161
2006	161
2007	161
2008	161
2009	155
Thereafter	11,525

Total minimum future payments	$12,324

(7) Debt

(a) Mortgage Loans Payable

        Mortgage loans payable consist of various non-recourse issues collateralized by 16 and 14 real estate investments with an aggregate net carrying value of $276.6 million and $225.7 million at December 31, 2004 and 2003, respectively. The loans require monthly payments of principal and interest through 2020 at effective interest rates ranging from 4.28% to 10.13% and have a weighted average effective interest rate of 6.77% and 7.13% at December 31, 2004 and 2003, respectively. The loans are generally subject to prepayment penalties.

        Mortgage loans payable consisted of the following at December 31 (in thousands):

Property	Effective Interest Rate	Contractual Interest Rate	Maturity	2004(1)	2003(2)
Miracle Hills Park	8.28%	8.28%	August 2004	$—	$3,594
Williamson Square	8.00%	8.00%	August 2005	10,830	11,170
Spring Mall	9.39%	9.39%	October 2006	8,141	8,250
Southport Centre	6.94%	6.94%	July 2007	9,924	10,000
Long Meadow Commons	5.11%	7.98%	July 2007	10,028	—
Southgate Shopping Center	8.38%	8.38%	October 2007	2,395	2,496
Salem Consumer Square	10.13%	10.13%	September 2008	10,284	10,703
St. Francis Plaza	8.13%	8.13%	December 2008	866	1,042
Burlington Square	5.31%	8.28%	January 2009	15,051	—
Montgomery Commons	6.38%	8.48%	January 2010	8,506	8,695
Warminster Towne Center	6.01%	8.24%	February 2010	21,797	22,354
The Market of Wolf Creek III	5.71%	7.88%	February 2011	9,634	—
Bedford Grove	7.86%	7.86%	March 2012	—	4,503
The Market of Wolf Creek I	5.71%	7.68%	October 2012	11,475	—
Berkshire Crossing	4.28%	4.28%	November 2012	14,523	15,094
Grand Traverse Crossing	7.42%	7.42%	January 2013	13,284	13,642
Salmon Run Plaza	8.10%	8.95%	September 2013	4,938	5,248
Elk Park Center	7.64%	7.64%	August 2016	8,244	8,519
Grand Traverse Crossing—Wal-Mart	7.75%	7.75%	October 2016	5,160	5,314
The Market of Wolf Creek II	5.87%	7.50%	July 2017	2,276	—
Bedford Grove—Wal-Mart	7.63%	7.63%	November 2019	4,067	4,208
Berkshire Crossing—Home Depot/Wal-Mart	7.63%	7.63%	March 2020	6,617	6,838

Weighted average rate/total $	7.36%	7.89%		$178,040	$141,670

(1)
The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2004 was $170.5 million.

(2)
The principal amount shown has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated principal balance at December 31, 2003 was $138.2 million.

(b) Unsecured Notes Payable

        The Operating Partnership previously issued unsecured notes payable consisting of a $100 million, 7% fixed-rate issue which matured on November 15, 2004; a $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other unsecured notes payable. On November 15, 2004, the Operating Partnership repaid all of the $100 million 7% fixed-rate issue maturing on that date. The amount of unsecured notes payable outstanding at December 31, 2004 and 2003 was $101.5 million and $201.5 million, respectively.

(c) Line of Credit Facility

        On April 29, 2002, the Operating Partnership and Heritage Property Investment Limited Partnership (Heritage OP) entered as co-borrowers on a joint and several basis into a $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Heritage and certain of Heritage's other subsidiaries have guaranteed this line of credit. This line of credit is being used principally to fund growth opportunities and for working capital purposes. At December 31, 2004 and 2003, $196 million and $243 million was outstanding under the line of credit, respectively, all of which is carried on the Operating Partnership's balance sheets.

        This line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon Heritage's debt rating, and requires monthly payments of interest. The variable rate in effect at December 31, 2004 and 2003, including the lender's margin of 105 basis points, and borrowings outstanding at the base rate, was 3.55%, and 2.22%, respectively. In addition, this line of credit has a facility fee based on the amount committed but not drawn ranging from 15 basis points to 25 basis points, depending upon Heritage's debt rating, and is required to be paid quarterly.

        This line of credit requires the borrowers to maintain specific financial ratios and restricts the incurrence of indebtedness and the funding of investments. This line of credit also, except under some circumstances (including as necessary to maintain Heritage's status as a REIT) limits Heritage's ability to make distributions in excess of 90% of annual funds from operations, as defined. As December 31, 2004 and 2003, the borrowers were in compliance with all of the financial covenants under the line of credit facility.

        Upon entering into this line of credit and repayment of the prior senior unsecured credit facility, the Company wrote off unamortized deferred financing costs and recognized a loss of $4.2 million in 2002.

        On March 29, 2005, Heritage entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, this line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and the Operating Partnership, Heritage OP and certain of Heritage's other subsidiaries, have guaranteed this line of credit. This new line of credit replaces the Operating Partnership's and Heritage OP's existing line of credit and will be used principally to fund growth opportunities and for working capital purposes. Heritage contributed the proceeds from the new line of credit borrowings to the operating partnership, which used those funds to repay the entire outstanding balance of the prior line of credit.

        Heritage's ability to borrow under this new line of credit is subject to ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits Heritage's ability to make distributions in excess of 90% of our annual funds from operations. In addition, this line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage's debt rating, and requires quarterly payments.

        Selected financial information of Heritage OP, the co-borrower, is as follows as of and for the years ended December 31, 2004 and 2003 (in thousands):

	December 31,
Description
	2004	2003
Real estate investments, net	$905,438	$874,243
Other assets	$61,783	$40,691
Total assets	$967,221	$914,934
Indebtedness (excluding line of credit) (1)	$471,000	$491,295
Other liabilities	$120,161	$49,836
Partners' capital	$376,060	$373,803
Total revenue (excluding discontinued operations)	$138,460	$113,020
Net income	$18,612	$10,780

(1)
The Operating Partnership and the Heritage OP are co-borrowers under the line of credit; however, for purposes of the above footnote, amounts due under the line of credit are not included as the entire outstanding balance has been included on the accompanying Operating Partnership's balance sheets. Indebtedness includes $66,021 and $0 of intercompany advances payable to the Operating Partnership at December 31, 2004 and 2003, respectively.

(d) Guaranty of Unsecured Debt

        On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the "Notes") at in interest rate of 4.5% notes due October 15, 2009 with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership's and Heritage OP's combined line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the line of credit at terms substantially identical to the Notes. These intercompany notes are classified as related party notes payable in the accompanying 2004 consolidated balance sheet. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

(e) Scheduled Principal Repayments

        Scheduled principal repayments on aggregate outstanding debt at December 31, 2004 are as follows (in thousands):

Amount due
Year ending December 31:
2005	$211,030
2006	13,924
2007	24,562
2008	112,527
2009	166,297
Thereafter	289,649

Total due(1)	$817,989

(1)
The aggregate principal repayment amount of $817,989 does not reflect the unaccreted adjustment of $7,541 which is the difference between the contractual amount and the fair value for six mortgages assumed as of December 31, 2004.

(8) Income Taxes

        The Operating Partnership is not liable for Federal income taxes as each partner reports its allocable share of income and deductions on its respective return; accordingly, no provision for Federal income taxes is reported in the accompanying consolidated financial statements.

(9) Commitments and Contingencies

        The Operating Partnership is subject to legal and other claims incurred in the normal course of business. Based on its review and consultation with counsel of such matters known to exist, management does not believe that the ultimate outcome of these claims would materially affect the Operating Partnership's financial position or results of operations.

        The Company has entered into construction contracts related to tenant improvements, out parcel development and re-development of various shopping centers. Unexpended but committed amounts under construction contracts amounted to $8.5 million as of December 31, 2004.

(10) Derivative and Hedging Activities

        At January 1, 2002, the Operating Partnership had an interest rate "collar" that was entered into pursuant to and as a condition of the Operating Partnership's prior line of credit facility. This collar limited the variable interest rate range on the entire $150 million term loan under the prior line of credit to a floor of 6% and a cap of 8.5% and was accounted for as a cash flow hedge. Interest expense attributable to the collar and recognized in earnings during the year ended December 31, 2002 was $2.1 million. On April 29, 2002, the Operating Partnership entered into a $350 million unsecured line of credit with a group of lenders with Fleet National Bank, as agent, as described in Note 7. Upon entering into this new line of credit, the Operating Partnership paid $6.8 million to terminate the collar. As a result of the termination, the Operating Partnership reclassified $7.6 million of accumulated other comprehensive loss, a component of partners' capital, to earnings during the year ended December 31, 2002.

(11) Capital Structure

        At December 31, 2004 and 2003, Heritage, through a wholly-owned subsidiary, owned approximately 98.5% and 99%, respectively, of the voting interests in the Operating Partnership, and through this subsidiary, is the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or "UPREIT."

        At December 31, 2004, interests in the Operating Partnership are evidenced by two partner classes: general partner "common" units owned by Heritage's wholly-owned subsidiary, and limited partner common units owned by Heritage and outside parties.

        At December 31, 2003, in addition to the two partner classes described above, the Operating Partnership had outstanding 2,000,000 Series B Preferred Units and 1,000,000 Series C Preferred Units. The Series B and C Preferred Units were issued during 1999 to investors at a price of $25.00 per unit. The Series B and C Preferred Units were callable by the Operating Partnership after five years from the date of issuance at a redemption price equal to the redeemed holder's capital account plus an amount equal to all accumulated, accrued, and unpaid distributions or dividends thereon to the date of redemption.

        On February 23, 2004, the Operating Partnership redeemed all outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of the Operating Partnership. The Operating Partnership redeemed all 2,000,000 of the outstanding Series B Preferred Units at a redemption price of $25.00 per unit, plus approximately $0.3266 of accrued and unpaid distributions, for an aggregate redemption price of approximately $25.3266 per unit. There were no unamortized issuance costs associated with the Series B Preferred Units; therefore, the Operating Partnership did not incur a charge in connection with this redemption.

        On September 7, 2004, the Operating Partnership redeemed all outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of the Operating Partnership. The Operating Partnership redeemed all 1,000,000 of the outstanding Series C Preferred Units at a redemption price of $25.00 per unit, plus approximately $0.413 of accrued and unpaid distributions for an aggregate redemption price of approximately $25.413 per unit. There were no unamortized issuance costs associated with the Series C Preferred Units, therefore, the Operating Partnership did not incur a charge in connection with this redemption.

        Pursuant to the Operating Partnership Agreement, outside limited partners in the Operating Partnership have the right to redeem all or any portion of their common units for cash from the Operating Partnership. However, Heritage may elect to acquire their interest by issuing common stock of Heritage in exchange for common units on a one-for-one basis. The amount of cash to be paid to the limited partner if the redemption right is exercised and the cash option is elected by Heritage is based on the trading price of Heritage's common stock at the conversion date. Due to the redemption option existing outside the control of the Operating Partnership, such limited partners' common units are not included in Partners' Capital and are stated at their redemption value.

        The following table reflects the activity for redeemable common and preferred units for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Redeemable Common Units	Series B Preferred Units	Series C Preferred Units
Balance at December 31, 2001	$527	$50,000	$25,000

Net income allocable to redeemable partnership units	51	4,438	2,218
Acquisition of properties in exchange for limited partner common units	7,852	—	—
Distributions to redeemable partnership units	(302)	(4,438)	(2,218)
Adjustment to reflect redeemable common units at redemption value	369	—	—

Balance at December 31, 2002	8,497	50,000	25,000

Net income allocable to redeemable partnership units	311	4,438	2,218
Distributions to redeemable partnership units	(769)	(4,438)	(2,218)
Adjustment to reflect redeemable common units at redemption value	1,642	—	—

Balance at December 31, 2003	9,681	50,000	25,000

Net income allocable to redeemable partnership units	265	99	2,077
Acquisition of properties in exchange for limited partner common units	6,152	—	—
Conversion of redeemable partnership units	(171)	—	—
Distributions to redeemable partnership units	(808)	(99)	(2,077)
Adjustment to reflect redeemable common units at redemption value	1,633	—	—
Redemption of Series Preferred Units	—	(50,000)	(25,000)

Balance at December 31, 2004	$16,752	$—	$—

(12) Segment Reporting

        The Operating Partnership predominantly operates in one industry segment—real estate ownership and management of retail properties. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Operating Partnership defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

(13) Newly Issued Accounting Standards

        In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, (SFAS No. 153). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Operating Partnership does not expect the adoption of SFAS No. 153 to have a material impact on the Operating Partnership's results of operations, financial position, or liquidity.

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
RETAIL SHOPPING CENTERS
ALABAMA
Montgomery Commons Montgomery, AL	$8,506	$2,527	$8,459	$3	$2,527	$8,462	$10,989	$634	2002	5 - 39
GEORGIA
Shenandoah Plaza Newnan, GA	—	1,352	4,530	81	1,353	4,610	5,963	806	2000	3 - 39
ILLINOIS
Bartonville Square Bartonville, IL	—	572	1,914	227	572	2,141	2,713	369	2000	10 - 39
Butterfield Square Libertyville, IL	—	3,328	11,139	164	3,344	11,287	14,631	2,031	2000	5 - 39
The Commons of Chicago Ridge Chicago Ridge, IL	—	9,254	30,982	2,330	9,273	33,293	42,566	6,214	2000	4 - 39
The Commons of Crystal Lake Crystal Lake, IL	—	7,193	24,079	699	7,356	24,615	31,971	4,402	2000	2 - 39
Crossroads Centre Fairview Heights, IL	—	3,614	12,099	711	3,762	12,662	16,424	2,204	2000	9 - 39
Fairhills Shopping Center Springfield, IL	—	1,369	4,583	257	1,369	4,840	6,209	831	2000	1 - 39
Heritage Square Naperville, IL	—	5,554	18,593	560	5,554	19,153	24,707	3,465	2000	5 - 39
High Point Centre Lombard, IL	—	5,621	18,817	922	5,659	19,701	25,360	3,428	2000	2 - 39
Long Meadow Commons Mundelein, IL	10,028	3,507	11,741	—	3,507	11,741	15,248	304	2004	15 - 39
Parkway Pointe Springfield, IL	—	1,059	3,546	(1)	1,059	3,545	4,604	628	2000	10 - 39

S-III-1

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Rivercrest Crestwood, IL	—	10,043	33,620	740	10,042	34,361	44,403	6,088	2000	3 - 39
Rollins Crossing Round Lake Beach, IL	—	3,839	12,852	121	3,839	12,973	16,812	2,286	2000	4 - 39
Sangamon Center North Springfield, IL	—	2,450	8,204	132	2,450	8,336	10,786	1,474	2000	10 - 39
Sheridan Village Peoria, IL	—	5,293	17,716	1,712	5,585	19,136	24,721	3,373	2000	3 - 39
Sterling Bazaar Peoria, IL	—	1,619	5,419	206	1,750	5,494	7,244	1,004	2000	5 - 39
Twin Oaks Centre Silvis, IL	—	1,832	6,131	295	1,841	6,417	8,258	1,189	2000	5 - 39
Wardcliffe Shopping Center Peoria, IL	—	503	1,682	244	566	1,863	2,429	349	2000	5 - 39
Westview Center Hanover Park, IL	—	6,527	21,852	732	6,844	22,267	29,111	3,998	2000	5 - 39
INDIANA
Apple Glen Crossing Fort Wayne, IN	—	4,337	14,518	88	4,337	14,606	18,943	1,132	2002	15 - 39
County Line Mall Indianapolis, IN	—	4,616	15,451	2,435	4,615	17,887	22,502	2,925	2000	3 - 39
Double Tree Plaza Winfield, IN	—	1,404	4,703	55	1,420	4,742	6,162	852	2000	5 - 39
Germantown Shopping Center Jasper, IN	—	1,829	6,124	1,717	1,904	7,766	9,670	1,517	2000	3 - 39
King's Plaza Richmond, IN	—	983	3,290	498	1,111	3,660	4,771	712	2000	5 - 39
Lincoln Plaza New Haven, IN	—	1,241	4,155	256	1,241	4,411	5,652	800	2000	5 - 39
Martin's Bittersweet Plaza Mishawaka, IN	—	1,110	3,717	71	1,110	3,788	4,898	691	2000	3 - 39

S-III-2

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Rivergate Shopping Center Shelbyville, IN	—	1,299	4,350	383	1,299	4,733	6,032	808	2000	5 - 39
Sagamore Park Centre West Lafayette, IN	—	1,768	5,919	771	1,768	6,690	8,458	1,141	2000	4 - 39
Speedway SuperCenter Indianapolis, IN	—	11,446	38,322	3,992	11,545	42,215	53,760	7,358	2000	3 - 39
The Village Gary, IN	—	2,649	8,871	4,002	2,678	12,844	15,522	2,177	2000	3 - 39
Washington Lawndale Commons Evansville, IN	—	4,757	15,924	1,984	5,447	17,218	22,665	3,143	2000	3 - 39
IOWA
Burlington Plaza West Burlington, IA	—	1,409	4,719	187	1,519	4,796	6,315	867	2000	2 - 39
Davenport Retail Center Davenport, IA	—	1,355	4,539	1	1,356	4,539	5,895	804	2000	10 - 39
Kimberly West Davenport, IA	—	1,380	4,623	125	1,400	4,728	6,128	862	2000	5 - 39
Parkwood Plaza Urbandale, IA	—	1,950	6,527	148	1,950	6,675	8,625	1,193	2000	4 - 39
Southgate Shopping Center Des Moines, IA	2,395	994	3,327	378	1,200	3,499	4,699	667	2000	7 - 39
Spring Village Davenport, IA	—	673	2,255	546	780	2,694	3,474	523	2000	2—39
Warren Plaza Dubuque, IA	—	1,439	4,818	166	1,590	4,833	6,423	875	2000	5 - 39
KANSAS
Mid State Plaza Salina, KS	—	1,718	5,752	1,707	2,343	6,834	9,177	1,216	2000	4 - 39
Santa Fe Square Olathe, KS	—	2,465	8,252	721	2,680	8,758	11,438	1,571	2000	3 - 39

S-III-3

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Shawnee Parkway Plaza Shawnee, KS	—	1,176	3,936	325	1,298	4,139	5,437	828	2000	4 - 39
Westchester Square Lenexa, KS	—	3,128	10,473	511	3,280	10,832	14,112	2,021	2000	3 - 39
West Loop Shopping Center Manhattan, KS	—	3,285	10,997	298	3,494	11,086	14,580	2,006	2000	3 - 39
KENTUCKY
Dixie Plaza Louisville, KY	—	719	2,406	19	719	2,425	3,144	436	2000	5 - 39
Midtown Mall Ashland, KY	—	1,924	6,444	492	1,925	6,935	8,860	1,282	2000	3 - 39
Plainview Village Center Louisville, KY	—	2,701	9,044	925	2,738	9,932	12,670	1,757	2000	2 - 39
Stony Brook Louisville, KY	—	3,319	11,110	477	3,405	11,501	14,906	2,042	2000	5 - 39
MASSACHUSETTS
Berkshire Crossing Pittsfield, MA	21,140	6,964	23,313	1,137	6,966	24,448	31,414	2,312	2002	3—39
Burlington Square Burlington, MA	15,051	5,930	19,853	—	5,930	19,853	25,783	47	2004	15 - 39
MICHIGAN
Cherry Hill Marketplace Westland, MI	—	2,639	4,113	6,351	2,640	10,463	13,103	1,836	2000	4 - 39
Grand Traverse Crossing Traverse City, MI	18,444	5,375	17,993	357	5,452	18,273	23,725	1,784	2002	4 - 39
The Courtyard Burton, MI	—	2,039	6,831	294	2,040	7,124	9,164	1,222	2000	4 - 39

S-III-4

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Redford Plaza Redford, MI	—	5,520	18,482	745	5,521	19,226	24,747	3,413	2000	4 - 39
MINNESOTA
Austin Town Center Austin, MN	—	2,096	7,015	126	2,095	7,142	9,237	1,309	2000	5 - 39
Brookdale Square Brooklyn Center, MN	—	2,191	7,335	501	2,220	7,807	10,027	1,329	2000	10 - 39
Burning Tree Plaza Duluth, MN	—	3,355	11,230	1,363	3,462	12,486	15,948	2,070	2000	3 - 39
Central Valu Center Columbia Heights, MN	—	2,144	7,176	57	2,193	7,184	9,377	1,284	2000	3 - 39
Elk Park Center Elk River, MN	8,244	4,440	14,866	302	4,446	15,162	19,608	2,763	2000	5 - 39
Har Mar Mall Roseville, MN	—	10,281	34,418	4,460	10,322	38,837	49,159	6,719	2000	3 - 39
Hub West / Richfield Hub Richfield, MN	—	3,269	10,948	1,149	3,270	12,096	15,366	2,233	2000	3 - 39
Marketplace at 42 Savage, MN	—	5,070	16,973	502	5,094	17,451	22,545	3,049	2000	5 - 39
Roseville Center Roseville, MN	—	1,571	5,257	1,164	1,570	6,422	7,992	1,034	2000	5 - 39
Southport Centre Apple Valley, MN	9,924	3,915	13,106	205	3,945	13,281	17,226	2,342	2000	5 - 39

S-III-5

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
Sun Ray Shopping Center St. Paul, MN	—	4,669	15,628	5,937	4,725	21,509	26,234	2,949	2000	3 - 39
Ten Acres Center West St. Paul, MN	—	2,368	7,930	585	2,344	8,539	10,883	1,550	2000	4 - 39
Terrace Mall Robbinsdale, MN	—	2,030	6,799	678	2,031	7,476	9,507	1,259	2000	4 - 39
Westwind Plaza Minnetonka, MN	—	2,511	8,409	1,329	2,676	9,573	12,249	1,762	2000	4 - 39
White Bear Hills White Bear Lake, MN	—	1,412	4,732	110	1,413	4,841	6,254	860	2000	5 - 39
MISSOURI
Ellisville Square Ellisville, MO	—	2,577	8,627	875	2,827	9,252	12,079	1,659	2000	5 - 39
Grandview Plaza Florissant, MO	—	3,555	11,902	1,462	3,850	13,069	16,919	2,222	2000	5 - 39
Hub Shopping Center Independence, MO	—	1,578	5,281	669	1,709	5,819	7,528	1,063	2000	5 - 39
Liberty Corners Liberty, MO	—	1,904	6,375	673	2,000	6,952	8,952	1,240	2000	2 - 39
Maplewood Square Maplewood, MO	—	1,080	3,616	67	1,080	3,683	4,763	688	2000	5 - 39
Marketplace at Independence Independence, MO	—	4,612	15,441	286	4,663	15,676	20,339	1,529	2002	3 - 39
Prospect Plaza Gladstone, MO	—	3,479	11,647	462	3,479	12,109	15,588	2,376	2000	4 - 39
Watts Mill Plaza Kansas City, MO	—	3,180	10,645	270	3,348	10,747	14,095	1,953	2000	5 - 39

S-III-6

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
NEBRASKA
Bishop Heights Lincoln, NE	—	318	1,062	61	370	1,071	1,441	197	2000	10 - 39
Cornhusker Plaza South Sioux City, NE	—	1,122	3,754	98	1,190	3,784	4,974	683	2000	5 - 39
Eastville Plaza Fremont, NE	—	1,137	3,805	76	1,162	3,856	5,018	684	2000	1 - 39
Edgewood Shopping Center Lincoln, NE	—	2,890	9,674	1,367	2,930	11,001	13,931	1,781	2000	3 - 39
The Meadows Lincoln, NE	—	1,037	3,471	41	1,037	3,512	4,549	633	2000	4 - 39
Miracle Hills Park Omaha, NE	—	1,739	5,824	477	1,761	6,279	8,040	1,113	2000	2 - 39
Stockyards Plaza Omaha, NE	—	2,122	7,102	214	2,180	7,258	9,438	1,291	2000	3 - 39
NEW HAMPSHIRE
Bedford Grove Bedford, NH	4,067	3,595	12,037	124	3,602	12,154	15,756	1,189	2002	5 - 39
NEW JERSEY
Cross Keys Commons Washington Township, NJ	—	6,150	20,589	3,416	5,800	24,355	30,155	374	2002	5 - 39
NEW MEXICO
St. Francis Plaza Santa Fe, NM	866	891	2,989	55	946	2,989	3,935	535	2000	10—39
NEW YORK
Salmon Run Plaza Watertown, NY	4,938	2,096	7,015	172	2,103	7,180	9,283	675	2002	15 - 39

S-III-7

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
OHIO
30th Street Plaza Canton, OH	—	3,071	10,279	34	3,070	10,314	13,384	1,826	2000	8 - 39
Clock Tower Plaza Lima, OH	—	3,409	11,409	348	3,552	11,614	15,166	2,137	2000	2 - 39
Salem Consumer Square Trotwood, OH	10,284	5,964	19,965	373	6,053	20,249	26,302	3,636	2000	3 - 39
PENNSYLVANIA
Warminster Towne Center Warminster, PA	21,797	7,677	25,703	266	7,677	25,969	33,646	1,953	2002	6 - 39
SOUTH DAKOTA
Baken Park Rapid City, SD	—	3,119	10,440	745	3,119	11,185	14,304	2,142	2000	3 - 39
TENNESSEE
Williamson Square Franklin, TN	10,830	4,779	15,994	2,147	4,777	18,143	22,920	3,308	2000	1 - 39
The Market of Wolfcreek Memphis, TN	23,385	8,365	28,006	—	8,365	28,006	36,371	11	2004	15 - 39

S-III-8

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(In thousands)

        The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2004.

		Initial Cost to the Company			Gross Amount Carried at December 31, 2004
Property Name and Location	Encumbrances	Land and Improvements	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired by Company	Lives on Which Depreciation is Computed
WISCONSIN
Fairacres Shopping Center Oshkosh, WI	—	1,563	5,230	56	1,612	5,237	6,849	935	2000	4 - 39
Fitchburg Ridge Madison, WI	—	481	1,611	866	481	2,477	2,958	372	2000	5 - 39
Fox River Plaza Burlington, WI	—	1,654	5,536	156	1,654	5,692	7,346	1,048	2000	3 - 39
Madison Plaza Madison, WI	—	904	3,026	328	904	3,354	4,258	666	2000	4 - 39
Mequon Pavilions Mequon, WI	—	6,296	21,075	2,626	6,443	23,554	29,997	4,076	2000	3 - 39
Moorland Square New Berlin, WI	—	1,881	6,299	67	1,912	6,335	8,247	1,126	2000	5 - 39
Oak Creek Centre Oak Creek, WI	—	1,357	4,546	180	1,380	4,703	6,083	838	2000	4 - 39
Park Plaza Manitowoc, WI	—	1,586	5,305	297	1,694	5,494	7,188	1,047	2000	4 - 39
Spring Mall Greenfield, WI	8,141	3,136	10,499	4,297	3,177	14,755	17,932	2,192	2000	5 - 39
Taylor Heights Sheboygan, WI	—	1,976	6,618	38	1,976	6,656	8,632	1,174	2000	7 - 39

TOTAL	$178,040	$326,199	$1,087,328	$84,454	$332,642	$1,165,339	$1,497,981	$180,781

S-III-9

SCHEDULE III

	Years ended December 31,
	2004	2003
Cost:
Balance, beginning of year	$1,420,548	1,404,015
Acquisitions and other additions	111,415	18,025
Sale of properties and other deductions	(33,982)	(1,492)

Balance, end of year	$1,497,981	1,420,548

Accumulated Depreciation:
Balance, beginning of year	$137,559	91,321
Depreciation provided	48,233	46,334
Sale of properties and other deductions	(5,011)	(96)

Balance, end of year	$180,781	137,559

S-III-10

QuickLinks

BRADLEY OPERATING LIMITED PARTNERSHIP ANNUAL REPORT ON FORM 10-K INDEX
PART I
  Item 1: Business
  Item 2: Properties
Top Tenants by Annualized Base Rent
Total Lease Expiration Roll Out—December 31, 2004
  Item 3: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
PART II
  Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6: Selected Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Analysis
  Item 7A: Quantitative and Qualitative Disclosures About Market Risk
  Item 8: Financial Statements
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A: Controls and Procedures
  Item 9B: Other Information
PART III
  Item 10: Directors and Executive Officers of the Registrant
  Item 11: Executive Compensation
  Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13: Certain Relationships and Related Transactions
  Item 14: Principal Accounting Fees and Services
PART IV
  Item 15: Exhibits and Financial Statement Schedules
SIGNATURES
BRADLEY OPERATING LIMITED PARTNERSHIP Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Balance Sheets (Dollars in thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Operations (In thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statement of Changes in Partners' Capital (In thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statement of Cash Flows (In thousands)
BRADLEY OPERATING LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2004, 2003, and 2002