Form 10-Q
period 2005-03-31
BRADLEY OPERATING L P
filed 2005-05-13
CIK 1039189

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

BRADLEY OPERATING LIMITED PARTNERSHIP

BRADLEY OPERATING LIMITED PARTNERSHIP

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Unaudited and in thousands of dollars except for unit data)

	March 31, 2005	December 31, 2004
Assets
Real estate investments, net	$1,307,130	$1,317,200
Cash and cash equivalents	1,115	4,558
Accounts receivable, net of allowance for doubtful accounts of $5,927 in 2005 and $5,626 in 2004	27,516	25,609
Intercompany advances	76,815	66,021
Prepaids and other assets	10,923	10,710
Investment in joint venture	3,510	3,406
Deferred financing and leasing costs	19,897	20,661

Total assets	$1,446,906	$1,448,165

Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$176,574	$178,040
Unsecured notes payable	101,490	101,490
Line of credit facility	—	196,000
Related party line of credit facility	211,000	—
Related party note payable	350,000	350,000
Accrued expenses and other liabilities	45,449	48,636
Accrued distributions	18,013	18,013

Total liabilities	902,526	892,179

Minority interest	2,425	2,425

Redeemable partnership units, 522,044 common units outstanding at March 31, 2005 and December 31, 2004 at redemption value	15,494	16,752

Partners’ capital:
General partner; 32,568,441 units outstanding at March 31, 2005 and December 31, 2004	509,174	519,149
Limited partner; 1,219,782 units outstanding at March 31, 2005 and December 31, 2004	17,287	17,660

Total partners’ capital	526,461	536,809

Total liabilities and partners’ capital	$1,446,906	$1,448,165

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Three Months ended March 31, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Three Months Ended March 31,
	2005	2004

Revenue:
Rentals and recoveries	$51,368	$47,124
Interest and other	120	5
Total revenue	51,488	47,129
Expenses:
Property operating expenses	8,045	7,554
Real estate taxes	7,806	7,517
Depreciation and amortization	13,789	12,294
Interest	11,642	8,094
General and administrative	3,800	3,148
Total expenses	45,082	38,607
Income before discontinued operations	6,406	8,522
Income from discontinued operations	—	141
Net income	6,406	8,663
Preferred distributions	—	(1,208)
Net income attributable to common unitholders	$6,406	$7,455
Basic and diluted earnings per common unit:
Income before discontinued operations	$0.19	$0.22
Income from discontinued operations	—	—
Income attributable to common unitholders	$0.19	$0.22

Weighted average common units outstanding	34,310	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004
(unaudited and in thousands of dollars)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$6,406	$8,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,789	12,294
Amortization of deferred debt financing costs	412	310
Amortization of debt premiums	(327)	(112)
Income from unconsolidated joint venture	(104)	—
Changes in operating assets and liabilities	(2,373)	(4,707)
Net cash provided by operating activities	17,803	16,448
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(5,213)	(3,097)
Expenditures for capitalized leasing commissions	(1,088)	(579)
Net cash used for investing activities	(6,301)	(3,676)
Cash flows from financing activities:
Repayments of mortgage loans payable	(1,139)	(5,376)
Proceeds from prior line of credit facility	26,000	74,000
Proceeds from new related party line of credit facility	211,000	—
Repayments under prior line of credit facility	(11,000)	(12,000)
Repayments of prior line of credit facility	(211,000)	—
Redemption of Series B and C Preferred Units	—	(50,000)
Intercompany advances	(10,794)	—
Intercompany borrowings	—	1,139
Distributions paid to general partner	(17,098)	(17,095)
Distributions paid to limited partners	(640)	(640)
Distributions paid to exchangeable limited partnership units	(274)	(179)
Net cash used for financing activities	(14,945)	(10,151)
Net (decrease) increase in cash and cash equivalents	(3,443)	2,621
Cash and cash equivalents:
Beginning of period	4,558	1,715
End of period	$1,115	$4,336

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

Bradley Operating Limited Partnership (the “Operating Partnership”) is the entity through which Heritage Property Investment Trust, Inc. (“Heritage”, or the “Company”) conducts substantially all of its business in the Midwestern United States. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of the operating partnership issued to Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the indirect general partner (through a wholly-owned subsidiary) of the Operating Partnership and through a wholly-owned subsidiary directly holds general and limited partner common units. At March 31, 2005 and December 31, 2004, the Operating Partnership owned (either directly or through subsidiaries) 106 neighborhood and community shopping centers.

Heritage is a Maryland Corporation organized as a real estate investment trust (“REIT”). Heritage was formed on July 1, 1999 and commenced operations on July 9, 1999 through the contribution of $550 million of real estate investments and related assets, net of liabilities, by Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters & Trucking Industry Pension Fund (“NETT”), and $25 million of cash from the Prudential Insurance Company of America (“Prudential”). Heritage qualifies as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).

The condensed consolidated financial statements of the Operating Partnership contained in this report were prepared from the books and records of the Operating Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  Amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Operating Partnership at that date.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership’s financial statements as of and for the year ended December 31, 2004 and notes thereto as filed with the Securities and Exchange Commission. In addition, these financial statements should be read in conjunction with the separate consolidated financial statements of Heritage as of and for the three-month period ended March 31, 2005, which include the Operating Partnership’s results, as contained in Heritage’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

2.              Supplemental Cash Flow Information

During the three-month periods ended March 31, 2005 and 2004, interest paid was $9.7 million and $8.0 million, respectively.

Included in accrued expenses and other liabilities at March 31, 2005 and December 31, 2004 are accrued expenditures for real estate investments of $2.2 million and $4.7 million, respectively.

3.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	March 31, 2005	December 31, 2004

Land	$212,704	$212,704
Land improvements	119,938	119,938
Buildings and improvements	1,118,636	1,116,081
Tenant improvements	37,329	34,095
Improvements in process	12,004	15,163
	1,500,611	1,497,981
Accumulated depreciation and amortization	(193,481)	(180,781)
Net carrying value	$1,307,130	$1,317,200

4.              Investment in Joint Venture

In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 302,000 square foot shopping center, of which the joint venture owns 210,000 square feet, located in a suburb of Grand Rapids, Michigan.  The Operating Partnership made an initial equity investment of $3.3 million, which is being accounted for under the equity method of accounting, and provided a short-term bridge loan of approximately $9.2 million, which was repaid in November 2004.  The operations of the joint venture, consisting of minor activity related to operating restaurants located on out parcels, are being reported on a 90-day lag basis.  Accordingly, the operations for the period from October 1, 2004 through December 31, 2004 are included in the accompanying condensed consolidated statement of operations as Interest and Other.

The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of March 31, 2005, $14.1 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2005 is not material to the Operating Partnership’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, in accordance with the joint venture agreement, the Operating Partnership made an additional $0.7 million contribution to the joint venture.  In addition, the joint venture agreement was amended to change the income allocation and cash distributions of the joint venture.

5.              Debt

Prior Line of Credit

On April 29, 2002, the Operating Partnership and Heritage Property Investment Limited Partnership (“Heritage OP”), Heritage’s other operating subsidiary, entered as co-borrowers on a joint and several basis into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Heritage and certain of Heritage’s other subsidiaries guaranteed this prior line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At March 31, 2004, $196 million was outstanding on the prior line of credit, all of which was carried on the Operating Partnership's balance sheet.

Interest on this line of credit was determined at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company’s debt rating, and required monthly payments of interest.  The variable rate in effect at March 31, 2004, including the lender’s margin of 105 basis points and borrowings outstanding at the base rate, was 2.15%.  In addition, this line of credit had a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company’s debt rating, and required quarterly payments.

New Related Party Line of Credit

Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, Heritage entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage’s request, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and the Operating Partnership, Heritage OP and certain of the Company’s other subsidiaries have guaranteed this new line of credit. This new line of credit replaces the Company’s prior line of credit and is being used principally to fund growth opportunities and for working capital purposes.

Heritage’s ability to borrow under this new line of credit is subject to ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits Heritage’s ability to make distributions in excess of 90% of Heritage annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage debt rating. The variable rate in effect at March 31, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.52%.  The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount.  In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, Heritage established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to the Operating Partnership.  The terms of this related party line of credit facility are substantially identical to the Company’s line of credit facility and is shown as Related Party Line of Credit on the accompanying March 31, 2005 balance sheet.  The Operating Partnership used these funds to repay the entire outstanding balance of the prior line of credit.  As of March 31, 2005, $211 million was outstanding under this related party line of credit facility.

The Operating Partnership is in compliance with all applicable covenants under the new related party line of credit as of March 31, 2005.

Selected financial information of Heritage OP, the co-guarantor, as of and for the three-month period ended March 31, 2005 (unaudited) and as of and for the year ended December 31, 2004 (in thousands) is as follows:

Description	March 31, 2005	December 31, 2004
	(unaudited)
Real estate investments, net	$900,217	$905,438
Other assets	63,474	61,783
Total assets	963,691	967,221
Indebtedness (excluding line of credit) (a)	545,640	537,021
Other liabilities	44,798	54,140
Partners’ capital	373,253	376,060
Total revenue (excluding discontinued operations)	36,679	138,460
Net income	3,886	18,612

(a)          The Operating Partnership and the Heritage OP are co-guarantors under the line of credit.  Indebtedness includes $76.8 million and $66.0 million of intercompany advances at March 31, 2005 and December 31, 2004, respectively.

Unsecured Notes Payable

The Operating Partnership previously issued unsecured notes payable consisting of a $100 million, 7% fixed-rate issue, which matured on November 15, 2004; a $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other unsecured notes payable. On November 15, 2004, the Operating Partnership repaid all of the $100 million 7% fixed-rate issue maturing on that date. The amount of unsecured notes payable outstanding at March 31, 2005 and December 31, 2004 was $101.5 million.

Guaranty of Unsecured Notes Payable

On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the “Notes”) at an interest rate of 4.5%, which are due October 15, 2009, with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s prior line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the line of credit at terms substantially identical to the Notes. These intercompany notes are classified as Related Party Notes Payable in the accompanying March 31, 2005 consolidated balance sheet. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

6.            Redeemable Preferred Units

On September 7, 2004, the Operating Partnership redeemed all 1,000,000 outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units, at a redemption price of $25.00 per unit, plus approximately $0.413 of accrued and unpaid distributions. There were no unamortized issuance costs associated with the Series C Preferred Units, therefore, the Operating Partnership did not incur a charge in connection with this redemption.

On February 23, 2004, the Operating Partnership redeemed all 2,000,000 outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units, at a redemption price of $25.00 per unit, plus approximately $0.3266 of accrued and unpaid distributions. There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, the Operating Partnership did not incur a charge in connection with this redemption.

7.              Subsequent Event

In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt.  The Operating Partnership has a minority interest in the joint venture and an affiliate is the property manager of  Skillman Abrams pursuant to a property management agreement.

ITEM 2:                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of our shopping centers, including our tenants, real estate conditions, current and future bankruptcies of our tenants, execution of shopping center redevelopment programs, our ability to finance our operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and from time to time in other filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements.

All references to “we,” “us,” “our,” “ours” or “Heritage” in this report refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  All references to “Bradley OP” or the “Operating Partnership” in this report refer to Bradley Operating Limited Partnership, a subsidiary of Heritage, and its subsidiaries.

Overview

Bradley Operating Limited Partnership, or Bradley OP, is one of the legal entities through which Heritage Property Investment Trust, Inc., or Heritage, a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets.  Heritage is one of the nation’s largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of March 31, 2005, Heritage had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of GLA, of which approximately 28.0 million square feet was Company-owned GLA.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or Heritage OP, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest.  As of March 31, 2005, Bradley OP and its subsidiaries owned 106 shopping centers, located in 21 states and totaling approximately 17.5 million square feet of Company-owned GLA.

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

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located.  The retail sector continues to change dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies resulting in an excess amount of available retail space and greater competition.  We believe that the nature of the properties that we primarily own and invest in—grocer and multi-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles.  This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  During 2002, 2003, and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improvement in the overall performance of our portfolio and improving economic conditions within our markets, we experienced an increase of approximately 2.4% and 4.5% in our same property net operating income during 2004 and the first three months of 2005, respectively (after deducting lease termination activity).  We anticipate our same property operating performance for 2005 will be consistent with our performance during 2004.

During 2004, in order to re-let vacant space within our portfolio, we incurred higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods as we re-positioned several of our centers for future growth.  We anticipate incurring additional revenue enhancing capital expenditures during 2005 as we seek further opportunities to reposition vacant space.

Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics.  We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth.  In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties.  The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties.  As a result, our effort to expand our portfolio through acquisition has been adversely affected.  We expect these conditions to persist for the foreseeable future.

As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  We completed our first joint venture arrangement with a third party developer during the second quarter of 2004.  However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that we will recognize the full economic benefit of such arrangements for 2-3 years.  In April 2005, we completed our first joint venture arrangement with an institutional investor.  We anticipate that a significant amount of our acquisition activity in 2005 will be through such joint venture arrangements.

In the near future, we intend to dispose of properties that are either not a strategic fit within our overall portfolio or to take advantage of favorable market conditions.  The disposition of shopping center properties may lead to short-term decreases in net operating income.  However, we intend to offset any such decreases by re-investing the proceeds of such sales to grow our existing portfolio, whether through acquisition or joint venture.  We may also use these sale proceeds to reduce our outstanding indebtedness, improving the quality of our balance sheet.

We currently expect to incur additional debt in connection with future acquisitions of real estate.  As of March 31, 2005, we had $1.3 billion of indebtedness, of which approximately $839.1 million related to Bradley OP.  Included in the indebtedness of both the Company and Bradley OP was approximately $662.4 million of unsecured indebtedness.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings.  We will also pursue joint venture arrangements aimed at providing alternative sources of capital.

Critical Accounting Policies

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with GAAP requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

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

Revenue Recognition

Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. In addition, leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us, requiring us to estimate the amount of revenue from these recoveries. Such recoveries revenue is recorded based on management’s estimate of its recovery of certain operating expenses and real estate tax expenses, pursuant to the terms contained in related leases. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

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

Real Estate Investments

At our formation in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred.

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

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The “as-if-vacant” value is then allocated amongst land, land improvements, building, and building improvements based on the Company’s estimate of replacement costs.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Investments in Unconsolidated Joint Venture

Upon entering into a joint venture agreement, the Company assesses whether the joint venture is considered a variable interest entity in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company has no interests in variable interest entities as of March 31, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of March 31, 2005, the Company accounts for its joint venture under the equity method of accounting because it exercises significant influence over, but does not control, this entity. This investment was recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as other income. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities.

In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint ventures relating solely to the extent of the outside partner’s interest

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of March 31, 2005 or 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP.  The operations of Bradley OP and its subsidiaries comprise approximately 58% of Heritage’s total net operating income for the three-month period ended March 31, 2005.  For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the three-month periods ended March 31, 2005 and 2004, see Heritage’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission.

The comparison of operating results for the three-month period ended March 31, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that Bradley OP owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes in income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts reported as discontinued operations in the accompanying consolidated financial statements related to properties that have been sold prior to March 31, 2005 are excluded from the Same Property Portfolio and Total Portfolio information.

Comparison of the three-month period ended March 31, 2005 to the three-month period ended March 31, 2004.

The table below shows selected operating information for Total Portfolio and the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through March 31, 2005, which constitute the Same Property Portfolio for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rentals	$34,262	$33,618	$644	1.9%	$36,180	$33,758	$2,422	7.2%
Percentage rent	824	1,006	(182)	(18.1)%	824	1,110	(286)	(25.8)%
Recoveries	12,454	11,771	683	5.8%	13,069	11,770	1,299	11.0%
Other property	1,293	486	807	166.0%	1,295	486	809	166.5%
Total revenue	48,833	46,881	1,952	4.2%	51,368	47,124	4,244	9.0%
Expenses:
Property operating expenses	7,725	7,556	169	2.2%	8,045	7,554	491	6.5%
Real estate taxes	7,365	7,517	(152)	(2.0)%	7,806	7,517	289	3.8%
Net operating income (*)	$33,743	$31,808	$1,935	6.1%	35,517	32,053	3,464	10.8%
Add:
Interest and other income					120	5	115	2,300.0%
Deduct:
Depreciation and amortization					13,789	12,294	1,495	12.2%
Interest					11,642	8,094	3,548	43.8%
General and administrative					3,800	3,148	652	20.7%
Income before discontinued operations					$6,406	$8,522	$(2,116)	(24.8)%

*                                         For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 25.

The increase in rental revenue including termination fees for our Same Property Portfolio is primarily the result of an increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.

Percentage rent revenue decreased for our Same Property Portfolio primarily due to lower sales volume for leases with significant percentage rent provisions and the uncertainty of realization that certain tenant sales thresholds have been met.

Recoveries revenue increased for our Same Property Portfolio primarily as a result of an increase in property operating recovery income of $0.7 million.  Property operating recovery income increased as a result of a $0.2 million increase in property operating expenses and an increase in recovery rates due to higher occupancy.

Other property income increased for our Same Property Portfolio primarily as a result of additional $1.0 million of tax incentive financing income at one of our shopping centers.  This increase was offset by $0.2 million of real estate tax abatement recognized in the quarter ended March 31, 2004.

Property operating expenses in our Same Property Portfolio increased primarily due to $0.2 million of increased snow removal costs and $0.1 million increased cleaning costs.  These increases were partially offset by a decrease of  $0.1 million decrease in insurance costs.

Real estate tax expense decreased primarily as a result of decreased valuations assessed for certain properties primarily located in the Mid-West.

Interest expense increased primarily as a result of an increase in overall indebtedness and an increase in interest rates.  Overall indebtedness increased as a result of Heritage’s $200 million 5.125% bond offering completed in April 2004 and $150 million 4.5% bond offering completed in October 2004.  The net proceeds of these offerings were advanced to Bradley OP in exchange for intercompany notes payable.  In November 2004, Bradley OP used portions of these proceeds to repay $100 million 7% bonds previously outstanding with the Operating Partnership.  Interest expense for the related party line of credit facility increased $0.4 million due to higher LIBOR rates partially offset by lower average balances in the first quarter of 2005.  The interest rate on the related party line of credit was 3.52% for the quarter ended March 31, 2005.  The interest rate on the line of credit was 2.15% for the quarter ended March 31, 2004.

General and administrative expenses increased by $0.7 million from March 31, 2004 to March 31, 2005. Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the three months ended March 31, 2005 and 2004, Heritage allocated approximately 63% of these remaining costs to Bradley OP. Heritage's general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $1.3 million for the three-month period ended March 31, 2005 as compared with the three-month period ended March 31, 2004.  The increase was primarily due to increased personnel costs of $0.7 million and increased professional fees of $0.3 million.  Personnel costs increased due to higher payroll costs associated with a larger workforce as well as an increase in stock compensation expense in the first quarter of 2005 as compared to the first quarter of 2004.  The increase in professional fees was due to costs associated with Heritage's compliance with provisions of the Sarbanes-Oxley Act as well as increased audit fees.

Liquidity and Capital Resources

At March 31, 2005, Heritage had $2.7 million and Bradley OP had $1.1 million in available cash and cash equivalents. As a REIT, Heritage is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Bradley OP also generally distributes all of its taxable income. Therefore, as a general matter, it is unlikely that either Heritage or Bradley OP will have any substantial cash balances that could be used to meet its respective liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At March 31, 2005, Heritage had $1.3 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.16% with an average maturity of 5.19 years.  As of March 31, 2005, Heritage’s market capitalization was $2.7 billion, resulting in a debt-to-total market capitalization ratio of approximately 48.0%.

At March 31, 2005, Bradley OP had $839.1 million of indebtedness, including the full balance of amounts outstanding under the related party line of credit facility. This indebtedness had a weighted average interest rate of 5.35% with an average maturity of 5.24 years.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $1.4 million, or $0.05 per square foot, for the three months ended March 31, 2005, of which, approximately $0.8 million, or $0.04 per square foot, related to properties within the Bradley OP portfolio. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing and re-leasing of retail space.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit facility. In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $17.8 million for the three months ended March 31, 2005 from $16.4 million for the three months ended March 31, 2004. The increase in cash flows from operations is primarily attributable to the combined effect of decrease in accounts receivable and other assets and an increase in accounts payable. As of March 31, 2005, we had an outstanding balance on our $400 million line of credit facility of $211 million, leaving us with $189 million of additional borrowings under the line of credit. At our request, our line of credit may be increased to $500 million.

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

As of March 31, 2005, we had 7 tenants operating under bankruptcy protection, of which 4 are in Bradley OP's portfolio, the largest of which is Rhodes Furniture. The leases directly impacted by these bankruptcy filings totaled approximately 0.7% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2005, of which 0.3% relates to properties within Bradley OP’s portfolio.  In addition, subsequent to March 31, 2005, one additional tenant within Bradley OP's portfolio, representing approximately 0.1% of their annualized base rent, filed for bankruptcy protection.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, through the issuance of additional debt and equity securities and through long-term property mortgage indebtedness.  We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. We may also enter into joint ventures with institutional investors as an alternative source of capital.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future we intend to satisfy our long-term liquidity requirements primarily through the other sources outlined above.  Heritage engages in financing and other transactions utilizing these sources of capital exclusively for its subsidiaries’, including Bradley OP’s, use.

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

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of March 31, 2005. Therefore, at this time, we believe that additional funds could be obtained, either in the form of additional unsecured borrowings or mortgage debt.  In addition, we believe that we could obtain additional financing without violating the financial covenants contained in our unsecured public notes.

Heritage’s ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

Environmental Matters

We currently have approximately eighteen properties in our portfolio that are undergoing or have been identified as requiring some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our experience with properties in our portfolio, we believe the cost of remediation for contamination will range from approximately $10,000 to $300,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.2 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our financial condition and we have established reserves for such costs.

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table summarizes our repayment obligations under our indebtedness outstanding as of March 31, 2005 (in thousands):

Property		2005 (1)	2006	2007	2008	2009	Thereafter	Total
		(in thousands of dollars)
	Mortgage loans payable:

	Franklin Square	$13,468	—	—	—	—	—	$13,468
*	Williamson Square	10,741	—	—	—	—	—	10,741
	Riverchase Village Shopping Center	9,684	—	—	—	—	—	9,684
	Meridian Village Plaza (2)	222	4,841	—	—	—	—	5,063
*	Spring Mall	91	8,021	—	—	—	—	8,112
*	Southport Centre	121	171	9,593	—	—	—	9,885
*	Long Meadow Commons (2 (3)	240	344	8,717	—	—	—	9,301
	Innes Street Market	266	380	12,098	—	—	—	12,744
*	Southgate Shopping Center	82	119	2,166	—	—	—	2,367
*	Salem Consumer Square	342	504	559	8,774	—	—	10,179
*	St. Francis Plaza	144	207	225	243	—	—	819
*	Burlington Square (2)	142	209	227	224	12,743	—	13,545
	Buckingham Place (2)	45	69	74	79	5,054	—	5,321
	County Line Plaza (2)	151	222	240	256	16,002	—	16,871
	Trinity Commons (2)	125	185	200	214	13,776	—	14,500
	8 shopping centers, cross collateralized	1,291	1,843	1,993	2,154	72,132	—	79,413
*	Montgomery Commons (2)	58	86	94	100	102	7,334	7,774
*	Warminster Towne Center (2)	192	283	307	329	362	18,294	19,767
	Clocktower Place (2)	88	132	144	154	171	11,838	12,527
	545 Boylston Street and William J. McCarthy Building	498	711	772	838	910	30,896	34,625
	29 shopping centers, cross collateralized	1,845	2,728	2,955	3,147	3,461	220,654	234,790
*	The Market of Wolf Creek III (2)	68	98	106	113	125	8,177	8,687
	Spradlin Farm (2)	139	203	219	232	253	16,187	17,233
*	The Market of Wolf Creek I (2)	111	163	176	188	206	9,327	10,171
*	Berkshire Crossing	393	550	576	603	633	11,635	14,390
*	Grand Traverse Crossing	276	394	424	457	492	11,151	13,194
*	Salmon Run Plaza (2)	242	349	381	417	456	2,736	4,581
*	Elk Park Center	225	321	346	374	403	6,503	8,172
*	Grand Traverse Crossing - Wal-Mart	125	179	193	208	225	4,190	5,120
*	The Market of Wolf Creek II (2)	73	103	111	120	129	1,428	1,964
	Montgomery Towne Center	289	393	307	335	364	5,262	6,950
*	Bedford Grove - Wal-Mart	115	164	178	191	207	3,175	4,030
*	Berkshire Crossing - Home Depot/Wal-Mart	181	258	278	300	324	5,218	6,559

	Total mortgage loans payable	$42,073	24,230	43,659	20,050	128,530	374,005	$632,547
	Unsecured notes payable (4)	—	1,490	—	100,000	150,000	200,000	451,490
	Line of credit facility	—	—	—	211,000	—	—	211,000

	Total indebtedness	$42,073	25,720	43,659	331,050	278,530	574,005	$1,295,037

(*)                                Designates indebtedness of Bradley OP or one of its subsidiaries.  Total principal payments owed as of March 31, 2005 for Bradley OP and its subsidiaries was $831,848, which does not reflect the unamortized mortgage loan premiums totaling $7,216 related to the assumption of nine mortgage loans with above-market contractual interest rates.

(1)                                  Represents the period from April 1, 2005 through December 31, 2005.

(2)                               The aggregate repayment amount of $632,547 does not reflect the unamortized mortgage loan premiums totaling $12,852 related to the assumption of fifteen mortgage loans with above-market contractual interest rates

(3)                                  Property is encumbered by two mortgage loans maturing in July 2007

(4)                                  The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,677 related to the April and October 2004 bond issuances.

As of March 31, 2005, the indebtedness described in the table above requires principal amortization and balloon payments of $42 million for the remainder of 2005. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance future balloon payments through borrowings under our new unsecured credit facility.  We may also expect to refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of March 31, 2005, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$14,688	609	—	—	—	—	$15,297
Ground leases and subleases	996	1,355	1,445	1,454	1,447	41,366	48,063
Office leases	838	1,144	1,146	1,148	1,266	6,115	11,657
Total	$16,522	3,108	2,591	2,602	2,713	47,481	$75,017

As of March 31, 2005, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$7,772	557	—	—	—	—	$8,329
Ground leases	121	161	161	161	155	11,525	12,284
Total	$7,893	718	161	161	155	11,525	$20,613

(1) Represents the period from April 1, 2005 through December 31, 2005

In addition to the contractual payment obligations included in the tables above, we have various existing utility and service contracts with vendors related to our property management.  We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year.  These contracts are generally for one year or less and include terms that provide for termination with insignificant or no cancellation penalties.

The repayment obligations reflected in the above tables do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above Heritage table. These obligations related to the retirement benefit plan are more fully described in Heritage’s 2004 Annual Report on Form 10-K.  Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

In May 2004, Bradley OP entered into a joint venture agreement with a third party for the development and construction of a shopping center.  Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of the shopping center, which is estimated to occur in the spring of 2006, Bradley OP may be required to purchase the third party’s joint venture interest.  The purchase price for this interest would be at the estimated fair market value.  This contingent obligation is not reflected in the tables above.

Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to extension). As of March 31, 2005, $14.1 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2005 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Prior Line of Credit

On April 29, 2002, we entered into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent.  Bradley OP and Heritage OP were the borrowers under the line of credit and we, and certain of our other subsidiaries, guaranteed this line of credit, which was used principally to fund growth opportunities and for working capital purposes.  This line of credit was repaid with proceeds from our new line of credit (see below).  The entire outstanding amount under the prior line of credit was shown on the financial statements of Bradley OP.

New Line of Credit

Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, this new line of credit may be increased to $500 million. We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this new line of credit. This new line of credit replaces our prior line of credit and is being used principally to fund growth opportunities and for working capital purposes. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at March 31, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.52%. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP.  The terms of this related party line of credit facility are substantially identical to the our line of credit facility and is shown as Related Party Line of Credit on the accompanying Bradley OP March 31, 2005 balance sheet.  Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit.  As of March 31, 2005, $211 million was outstanding under the related party line of credit facility

We believe we are in compliance with all of the financial covenants under this new line of credit as of March 31, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged.  These constraints on acquisitions could significantly impede our growth.

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

Notes due 2009.   On October 15, 2004, Heritage completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009 (the “2009 Notes”).  The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009.  The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

Notes due 2014.  On April 1, 2004, Heritage completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014  (the “2014 Notes”).  The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2004.  The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

We believe we are in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

Notes due 2006.  In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of March 31, 2005.

Notes due 2008.  In January 1998, Bradley OP completed the offering of $100 million aggregate principal amount of its 7.2% Notes due 2008 (the “2008 Notes”). The 2008 Notes bear interest at 7.2% per year and mature on January 15, 2008. The 2008 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2008 Notes being redeemed plus accrued interest on the 2008 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2008 Notes that is designed to provide yield maintenance protection to the holders of these notes.

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., Heritage’s largest tenant, and was President and Chief Executive Officer of TJX until 2000.  Annualized base rent from the TJX Companies represents approximately 5.6% of our total annualized base rent and 2.9% of Bradley OP’s total annualized base rent, for all leases in which tenants were in occupancy at March 31, 2005. TJX pays rent in accordance with 51 written leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Heritage board of directors.  Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop.  Mr. Vaughn is also a member of the Board of Trustees of Heritage’s largest stockholder, Net Realty Holding Trust.  Annualized base rent from Ahold USA and its subsidiary companies represent approximately 0.6% of Heritage’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2005.  Ahold USA and its subsidiary companies pays us rent in accordance with 3 written leases at our properties.  None of the Ahold USA locations are in the Bradley OP portfolio.

131 Dartmouth Street Joint Venture and Lease

In November 1999, Heritage entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by Heritage. Heritage has issued this interest as part of a management arrangement with the joint venture pursuant to which Heritage manages the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. Heritage accounts for its interest in this joint venture using the cost method and Heritage has not expended any amounts on the office building through March 31, 2005.

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

Boston Office Lease

In 1974, NETT and Net Realty Holding Trust entered into an agreement providing for the lease of 14,400 square feet of space in an office building at 535 Boylston Street to NETT for its Boston offices. Net Realty Holding Trust assigned this lease to Heritage as part of its formation. The current term of this lease expired on March 31, 2005 and under this lease, NETT paid Heritage $648,000 per year in minimum rent.  NETT did not renew this lease upon expiration.  We anticipate NETT will continue to occupy its space on a month-to-month basis and pay us rent under its prior lease through May 2005.

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

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus preferred stock distributions, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, and interest and other income

We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements. NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following sets forth a reconciliation of Bradley OP’s NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unit holders (in thousands):

	Three months ended March 31,
	2005	2004

Net operating income	$35,517	$32,053
Add:
Interest and other	120	5
Income from discontinued operations	—	141
Deduct:
Depreciation and amortization	13,789	12,294
Interest	11,642	8,094
General and administrative	3,800	3,148
Net income	6,406	8,663
Deduct:
Preferred stock distributions	—	1,208
Net income attributable to common unitholders	$6,406	$7,455

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

The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of March 31, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005 (1)	2006	2007	2008	2009	2010+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$41,680	$23,680	$43,083	$19,447	$127,897	$362,370	$618,157	7.46%
Variable rate	393	550	576	603	633	11,635	14,390	4.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	211,000	—	—	211,000	3.52%
Total	$42,073	$25,720	$43,659	$331,050	$278,530	$574,005	$1,295,037	6.16%

(1)                               Represents the period from April 1, 2005 through December 31, 2005.

(2)                               The aggregate repayment amount of $1,295,037 does not reflect the unamortized mortgage loan premiums totaling $12,852 related to the assumption of fifteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,677 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at March 31, 2005 increase by 10%, or 36 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.8 million annually.

The following table separately presents the variable and fixed rate obligations, at their carrying values, of Bradley OP and its subsidiaries sorted by maturity date (in thousands):

	2005 (1)	2006	2007	2008	2009	2010+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$13,569	$11,973	$24,081	$12,038	$15,774	$77,533	$154,968	7.00%
Variable rate	393	550	576	603	633	11,635	14,390	4.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	211,000	—		211,000	3.52%
Total	$13,962	$14,013	$24,657	$323,641	$166,407	$289,168	$831,848	5.35%

(1)                               Represents the period from April 1, 2005 through December 31, 2005.

(2)                               The aggregate repayment amount of $831,848 does not reflect the unamortized mortgage loan premiums totaling $7,216 related to the assumption of six mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,677 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at March 31, 2004 increase by 10%, or 36 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.8 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of March 31, 2005. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium-and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2005 in relation to total assets and our total market capitalization.

ITEM 4:                            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company’s principal executive officer, principal financial officer, and other members of senior management have evaluated the design and operations of the disclosure controls and procedures of Heritage.  Based on this evaluation, Heritage’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Heritage’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have not been any changes in Heritage’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect Heritage’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.  Defaults upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

10.12      Credit Agreement, dated as of March 29, 2005 by and among Heritage Property Investment Trust, Inc., Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Agent, each of Deutsche Bank Trust Company Americas and Key Bank National Association, as Syndication Agents, each of Bank of America, National Association and Commerzbank Aktiengesellschaft, New York Branch, as Documentation Agents, and each of the financial institutions initially a signatory to the Credit Agreement (Incorporated by reference to Bradley Operating Limited Partnership's Current Report on Form 8-K dated March 30, 2005, as amended by Bradley Operating Limited Partnership's Current Report on Form 8-K/A dated April 22, 2005).

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

Dated: May 13, 2005

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer