Form 10-Q
period 2005-06-30
BRADLEY OPERATING L P
filed 2005-08-11
CIK 1039189

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

BRADLEY OPERATING LIMITED PARTNERSHIP

BRADLEY OPERATING LIMITED PARTNERSHIP

PART I

ITEM 1.  Financial Statements

Consolidated Balance Sheets
June 20, 2005 and December 31, 2004
(Unaudited and in thousands of dollars, except for unit data)

	June 30, 2005	December 31, 2004
Assets
Real estate investments, net	$1,299,276	$1,317,200
Cash and cash equivalents	1,577	4,558
Accounts receivable, net of allowance for doubtful accounts of $6,190 in 2005 and $5,626 in 2004	29,343	25,609
Intercompany advances	86,076	66,021
Prepaids and other assets	9,277	10,710
Investment in unconsolidated joint ventures	5,411	3,406
Deferred financing and leasing costs	19,359	20,661

Total assets	$1,450,319	$1,448,165

Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$175,088	$178,040
Unsecured notes payable	101,490	101,490
Line of credit facility	—	196,000
Related party line of credit facility	232,000	—
Related party notes payable	350,000	350,000
Accrued expenses and other liabilities	43,582	48,636
Accrued distributions	18,000	18,013

Total liabilities	920,160	892,179

Minority interest	2,425	2,425

Redeemable partnership units, 496,761 and 522,044 common units outstanding at June 30, 2005 and December 31, 2004, respectively, at redemption value	17,397	16,752

Partners’ capital:
General partner; 32,568,441 units outstanding at June 30, 2005 and December 31, 2004	493,632	519,149
Limited partner; 1,219,782 units outstanding at June 30, 2005 and December 31, 2004	16,705	17,660

Total partners’ capital	510,337	536,809

Total liabilities and partners’ capital	$1,450,319	$1,448,165

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations

Six Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Six Months Ended June 30,
	2005	2004

Revenue:
Rentals and recoveries	$99,999	$92,730
Interest, other, and joint venture fee income	139	11
Total revenue	100,138	92,741
Expenses:
Property operating expenses	14,517	13,781
Real estate taxes	15,595	15,470
Depreciation and amortization	28,002	24,814
Interest	23,072	17,915
General and administrative	8,034	6,554
Total expenses	89,220	78,534
Income before equity in income from unconsolidated joint ventures	10,918	14,207
Equity in income from unconsolidated joint ventures	159	—
Income before discontinued operations	11,077	14,207
Income from discontinued operations	—	295
Net income	11,077	14,502
Preferred distributions	—	(1,763)
Net income attributable to common unitholders	$11,077	$12,739
Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.32	$0.36
Income from discontinued operations	—	0.01
Income attributable to common unitholders	$0.32	$0.37

Weighted average common units outstanding	34,309	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Three Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Three Months Ended June 30,
	2005	2004

Revenue:
Rentals and recoveries	$48,631	$45,606
Interest, other, and joint venture fee income	124	6
Total revenue	48,755	45,612
Expenses:
Property operating expenses	6,472	6,227
Real estate taxes	7,789	7,953
Depreciation and amortization	14,213	12,520
Interest	11,430	9,821
General and administrative	4,234	3,406
Total expenses	44,138	39,927
Income before equity in income from unconsolidated joint ventures	4,617	5,685
Equity in income from unconsolidated joint ventures	54	—
Income before discontinued operations	4,671	5,685
Discontinued operations	—	154
Net income	4,671	5,839
Preferred distributions	—	(555)
Net income attributable to common unitholders	$4,671	$5,284
Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.14	$0.14
Income from discontinued operations	—	0.01
Income attributable to common unitholders	$0.14	$0.15

Weighted average common units outstanding	34,308	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004
(unaudited and in thousands of dollars)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$11,077	$14,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,002	25,027
Amortization of deferred debt financing costs	416	620
Amortization of debt premiums	(661)	(264)
Income from unconsolidated joint ventures	(159)	—
Changes in operating assets and liabilities	(5,265)	(7,281)
Net cash provided by operating activities	33,410	32,604
Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(9,433)	(15,118)
Expenditures for investment in joint ventures	(1,846)	(3,300)
Investment in mortgage receivable	—	(9,188)
Expenditures for capitalized leasing commissions	(1,847)	(1,292)
Net cash used for investing activities	(13,126)	(28,898)
Cash flows from financing activities:
Repayments of mortgage loans payable	(2,291)	(6,325)
Proceeds from draws under line of credit facility	26,000	240,000
Proceeds from new related party line of credit facility	250,000	—
Repayments under new line of credit facility	(18,000)	—
Repayments under prior line of credit facility	(11,000)	(292,000)
Extinguishment of prior line of credit facility	(211,000)	—
Proceeds from related party note payable	—	200,000
Intercompany advances	(20,054)	(56,006)
Repurchase of redeemable units	(896)	—
Distributions paid to general partner	(34,196)	(34,189)
Distributions paid to limited partners	(1,280)	(2,490)
Distributions paid to exchangeable limited partnership units	(548)	(357)
Redemption of Series B Preferred Units	—	(50,000)
Net cash used for financing activities	(23,265)	(1,367)
Net (decrease) increase in cash and cash equivalents	(2,981)	2,339
Cash and cash equivalents:
Beginning of period	4,558	1,715
End of period	$1,577	$4,054

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

1.              Organization

Basis of Presentation

Bradley Operating Limited Partnership (the “Operating Partnership”) is the entity through which Heritage Property Investment Trust, Inc. (“Heritage”, or the “Company”) conducts substantially all of its business in the Midwestern United States. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of the Operating Partnership issued to Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the indirect general partner (through a wholly-owned subsidiary) of the Operating Partnership and through a wholly-owned subsidiary directly holds general and limited partner common units. At June 30, 2005 and December 31, 2004, the Operating Partnership owned (either directly or through subsidiaries) 106 neighborhood and community shopping centers.

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

The condensed consolidated financial statements of the Operating Partnership contained in this report were prepared from the books and records of the Operating Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented.  Amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Operating Partnership at that date.  Interim results are not necessarily indicative of results for a full year.  Certain reclassifications of 2004 amounts have been made to conform to the 2005 presentation.

The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership’s financial statements and notes thereto contained in the Operating Partnership’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004.  In addition, these financial statements should be read in conjunction with the separate consolidated financial statements of Heritage as of and for the six-month period ended June 30, 2005, which include the Operating Partnership’s results, as contained in Heritage’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.              Supplemental Cash Flow Information

During the six-month periods ended June 30, 2005 and 2004, interest paid was $23.0 million and $15.4 million, respectively.

Included in accrued expenses and other liabilities at June 30, 2005 and December 31, 2004 are accrued expenditures for real estate investments of $3.1 million and $4.7 million, respectively.

3.              Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	June 30, 2005	December 31, 2004
	(unaudited)
Land	$212,716	$212,704
Land improvements	120,805	119,938
Buildings and improvements	1,120,218	1,116,081
Tenant improvements	44,225	34,095
Improvements in process	7,661	15,163
	1,505,625	1,497,981
Accumulated depreciation and amortization	(206,349)	(180,781)
Net carrying value	$1,299,276	$1,317,200

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

Real estate assets held for sale

In June 2004, the Operating Partnership entered into a purchase and sale agreement for the sale of Camelot Shopping Center, a 151,000 square foot shopping center located in Louisville, Kentucky for a purchase price of $7.4 million.  The sale was completed on October 1, 2004 and resulted in a gain of $0.4 million.  The results of operations, consisting of $0.2 million for the six-month period ended June 30, 2004 and $0.1 million for the three-month period ended June 30, 2004 were reported as discontinued operations in the accompanying statement of operations.

4.              Investments in Unconsolidated Joint Ventures

Lakes Crossing

In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture owns 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Operating Partnership accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million contribution in the quarter ended June 30, 2005.  At the time of the formation, the Operating Partnership also provided a short-term bridge loan of approximately $9.2 million to the joint venture, which was repaid in November 2004. The Operating Partnership is not the record-keeper of the joint venture.  Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. Hence, the operations for the periods from January 1, 2005 through March 31, 2005 and October 1, 2004 through March 31, 2005 are included in the accompanying three- and six-month consolidated statements of operations, respectively, and are classified as Equity in Income From Unconsolidated Joint Ventures.  Accordingly, because of the three-month lag basis in reporting operations, no operations for the joint venture are reported in the accompanying June 30, 2004 consolidated statements of operations.

The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2005, $14.5 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Operating Partnership (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2005 is not material to the Operating Partnership’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams

In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt.  The Operating Partnership has a 25% interest in the joint venture and an affiliate of the Operating Partnership is the property manager of Skillman Abrams pursuant to a property management agreement.  Accordingly, because the Operating Partnership is the record-keeper of the joint venture, there is no lag in reporting the operations of the joint venture and thus the operations for the period from the acquisition in April 2005 through June 30, 2005 are included in the accompanying consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and are classified as Equity in Income From Unconsolidated Joint Ventures.

5.              Debt

Prior Line of Credit

On April 29, 2002, the Operating Partnership and Heritage Property Investment Limited Partnership (“Heritage OP”), Heritage’s other operating subsidiary, entered as co-borrowers on a joint and several basis into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Heritage and certain of Heritage’s other subsidiaries guaranteed this prior line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At June 30, 2004, $191.0 million was outstanding on this prior line of credit, all of which was carried on the Operating Partnership’s balance sheet.

New Related Party Line of Credit

Under its terms, the Operating Partnership’s prior line of credit would have matured on April 29, 2005. However, on March 29, 2005, Heritage refinanced the prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage’s request, subject to the agent’s consent, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and the Operating Partnership, Heritage OP and certain of Heritage’s other subsidiaries have guaranteed the new line of credit. The new line of credit is being used principally to fund growth opportunities and for working capital purposes.

Heritage’s ability to borrow under this new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. The new line of credit, except under some circumstances, limits Heritage’s ability to make distributions in excess of 90% of Heritage’s annual funds from operations. In addition, the new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage’s debt rating. The variable rate in effect at June 30, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.95%.  The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount.  The new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, Heritage established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to the Operating Partnership.  The terms of this related party line of credit facility are substantially identical to the Company’s line of credit facility and is shown as Related Party Line of Credit on the accompanying June 30, 2005 balance sheet.  The Operating Partnership used these funds to repay the entire outstanding balance of the Operating Partnership’s prior line of credit.  As of June 30, 2005, $232.0 million was outstanding under this related party line of credit facility.

The Operating Partnership believes it is in compliance with all applicable covenants under the new related party line of credit as of June 30, 2005.

Selected financial information of Heritage OP, the co-guarantor, as of and for the six-month period ended June 30, 2005 and as of and for the year ended December 31, 2004 (in thousands, and unaudited) is as follows:

Description	June 30, 2005	December 31, 2004

Real estate investments, net	$896,916	$905,438
Other assets	62,359	61,783
Total assets	959,275	967,221
Indebtedness (excluding line of credit) (a)	491,111	537,021
Other liabilities	7,095	54,140
Partners’ capital	374,994	376,060
Total revenue (excluding discontinued operations)	73,621	138,460
Net income	8,819	18,612

(a)          The Operating Partnership and the Heritage OP are co-guarantors under the line of credit.  Indebtedness includes $86.1 million and $66.0 million of intercompany advances payable to the Operating Partnership at June 30, 2005 and December 31, 2004, respectively.

Unsecured Notes Payable

The Operating Partnership previously issued unsecured notes payable consisting of a $100 million, 7.0% fixed-rate issue, which matured on November 15, 2004; a $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other unsecured notes payable. On November 15, 2004, the Operating Partnership repaid all of the $100 million 7.0% fixed-rate issue maturing on that date. The amount of unsecured notes payable outstanding at June 30, 2005 and December 31, 2004 was $101.5 million.

Guaranty of Unsecured Notes Payable

On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the “Notes”) at an interest rate of 4.5%, which are due October 15, 2009, with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s prior line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the prior line of credit at terms substantially identical to the Notes. These intercompany notes are classified as Related Party Notes Payable in the accompanying June 30, 2005 consolidated balance sheet. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

6.     Redeemable Preferred Units

On September 7, 2004, the Operating Partnership redeemed all 1,000,000 outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of Bradley OP, at a redemption price of $25.00 per unit, plus approximately $0.413 per unit of accrued and unpaid distributions. There were no unamortized issuance costs associated with the Series C Preferred Units, therefore, the Operating Partnership did not incur a charge in connection with this redemption.

On February 23, 2004, the Operating Partnership redeemed all 2,000,000 outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of Bradley OP, at a redemption price of $25.00 per unit, plus approximately $0.3266 per unit of accrued and unpaid distributions. There were no unamortized issuance costs associated with the Series B Preferred Units, therefore, the Operating Partnership did not incur a charge in connection with this redemption.

7.              Subsequent Events

Fairview Corners

On July 1, 2005, the Operating Partnership completed the acquisition of Fairview Corners, a 131,000 square foot shopping center located in Simpsonville, South Carolina.  The purchase price for Fairview Corners was approximately $23 million.  The center was unencumbered and the Operating Partnership funded the purchase price with borrowings under the Company’s line of credit.

Williamson Square

On August 2, 2005, the Operating Partnership completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center, a 340,000 square foot shopping center located in Franklin, Tennessee, held by the Operating Partnership’s joint venture limited partner.  As a result, the Operating Partnership owns 100% of the partnership interests in Williamson Square.  The purchase price, which was based on a formula set forth in the partnership agreement, was $2.9 million.  The Operating Partnership funded the purchase price with borrowings under the Company’s line of credit.  The Operating Partnership also repaid upon maturity the previously outstanding mortgage indebtedness encumbering Williamson Square.

ITEM 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results.  The factors that could cause actual results to differ materially from current expectations include financial performance and operations of our shopping centers, including our tenants, real estate conditions, current and future bankruptcies of our tenants, execution of shopping center redevelopment programs, our ability to finance our operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2004 and from time to time in other filings with the Securities and Exchange Commission.  The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements.

All references to “we,” “us,” “our,” “ours” or “Heritage” in this report refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  All references to “Bradley OP” or the “Operating Partnership” in this report refer to Bradley Operating Limited Partnership, a subsidiary of Heritage, and its subsidiaries.

Overview

Bradley Operating Limited Partnership, or Bradley OP, is one of the legal entities through which Heritage Property Investment Trust, Inc., or Heritage, a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets.  Heritage is one of the nation’s largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of June 30, 2005, Heritage had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of gross leasable area (“GLA”), of which approximately 28.0 million square feet was Company-owned GLA.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or Heritage OP, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest.  As of June 30, 2005, Bradley OP and its subsidiaries owned 106 shopping centers, located in 21 states and totaling approximately 17.7 million square feet of Company-owned GLA.

Although we generally manage the affairs of Bradley OP and Heritage OP in the same manner, we are operating two distinct operating partnerships as we have elected not to merge or combine Heritage OP and Bradley OP as a legal matter at this time. We continue to act as the sole general partner and holder of all of the partnership interests in Heritage OP. Through our wholly-owned subsidiary, we are also the sole general partner of Bradley OP and manage and conduct the business of Bradley OP and its portfolio of real estate properties in accordance with the Bradley OP limited partnership agreement. Our board of directors manages the affairs of Bradley OP by directing the affairs of Heritage.  Unless otherwise specifically stated, the discussion below refers to Heritage and Bradley OP together.

Our operating strategy is to own and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns.  Our focus is to own primarily grocer- and multi-anchored centers with a diverse tenant base in attractive geographic locations with strong demographics.  We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on each of our properties.  Our operating results therefore depend primarily on the ability of our tenants to make required rental payments.

Generally, we do not expect that our net operating income will deviate significantly in the short-term.  This is because our leases with our tenants provide us a stable cash flow over the long-term.  In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located.  The retail sector continues to change as a result of industry consolidation due to the continued strength of Wal-Mart and retail bankruptcies, resulting in an excess amount of available retail space and greater competition.  We believe that the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, provides a more stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles.  This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy.  First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio.  During 2003 and the first quarter of 2004, we were adversely affected by large retail bankruptcies that created vacant space within our portfolio and by the increasingly competitive leasing environment resulting from the economic downturn during the early part of this decade.  However, as a result of our efforts to re-let space, including space recovered from bankrupt tenants, as well as the improving economic conditions within our markets, we experienced significant improvement in the performance of our portfolio during the twelve month period ending June 30, 2005.  We anticipate that the performance of our existing core portfolio during the second half of 2005 will be consistent with historical trends.

During 2004 and the first half of 2005, in order to re-let vacant space within our portfolio, we incurred higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods, as we re-positioned several of our centers for future growth.  We anticipate incurring additional revenue enhancing capital expenditures during the remainder of 2005 consistent with our prior practice before 2004.

Secondly, we focus on achieving external growth by the expansion of our portfolio and we will continue to pursue targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics.  We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth.  In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties.  The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties.  As a result, our effort to expand our portfolio through acquisition has been adversely affected.  We expect these conditions to persist for the foreseeable future.

As a means of increasing our access to potential acquisitions and alternative sources of capital to fund future acquisitions, we are pursuing joint venture arrangements with third party developers and institutional investors.  We completed our first joint venture arrangement with a third party developer during the second quarter of 2004.  We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process.  However, with respect to joint venture arrangements with third party developers, in most cases, we do not anticipate that we will recognize the full economic benefit of such arrangements for 2-3 years.  In April 2005, we completed our first joint venture arrangement with an institutional investor.  We anticipate that a significant amount of our acquisition activity during the second half of 2005 will be through such joint venture arrangements.

In the near future, we intend to dispose of properties that are no longer a strategic fit within our overall portfolio or to take advantage of favorable market conditions.  In addition, we are exploring capital raising joint venture opportunities involving an initial contribution of certain of our existing assets and the funding of future shopping center acquisitions.  Such a joint venture will enable us to increase our sources of capital and our ability to pursue high quality acquisitions.  The disposition of shopping center properties may lead to short-term decreases in net operating income.  However, we intend to offset any decreases by re-investing the proceeds of sales to grow our existing portfolio, whether through acquisitions or joint ventures.  We may also use the sale proceeds from the disposition of properties to improve the quality of our balance sheet, such as by reducing our outstanding indebtedness.

We currently expect to incur additional debt in connection with future acquisitions of real estate.  As of June 30, 2005, we had $1.3 billion of indebtedness, of which approximately $858.6 million related to Bradley OP.  Included in the indebtedness of both the Company and Bradley OP was approximately $681.9 million of unsecured indebtedness.  Although we expect to assume additional secured debt in connection with the acquisition of real estate, in the future, we intend to finance our operations and growth primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings.  We will also pursue additional joint venture arrangements aimed at providing alternative sources of capital.

Critical Accounting Policies

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  As a result, these estimates are subject to a degree of uncertainty.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate and credit rate risks. We state these critical accounting policies in the notes to our consolidated financial statements in our Annual Report on Form 10-K for its fiscal year ended December 31, 2004 and at relevant sections in this discussion and analysis.  Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in accounts receivable. In addition, leases for both retail and office space generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us, requiring us to estimate the amount of revenue from these recoveries. Such recoveries revenue is recorded based on management’s estimate of its recovery of certain operating expenses and real estate tax expenses, pursuant to the terms contained in related leases. In addition, certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We do not recognize this contingent rental income until those tenants meet their specified sales targets, thereby triggering the additional rent obligations.

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

Real Estate Investments

At our formation in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, have been, and will continue to be recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are expensed as incurred.

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

Investments in Unconsolidated Joint Ventures

Upon entering into a joint venture agreement, the Company assesses whether the joint venture is considered a variable interest entity in accordance with the Financial Accounting Standards Board  (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company has no interests in variable interest entities as of June 30, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of June 30, 2005, the Company accounts for its joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, this entity. These investments were recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities.

In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint ventures relating solely to the extent of the outside partner’s interest

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of June 30, 2005 or June 30, 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP.  The operations of Bradley OP and its subsidiaries comprise approximately 56.9% of Heritage’s total net operating income for the six-month period ended June 30, 2005.  For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the three and six-month periods ended June 30, 2005 and 2004, see Heritage’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission.

The tables below for the three and six-month periods ended June 30, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that Bradley OP owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes in revenue and expenses attributable to all Bradley OP properties, which we refer to as our “Total Portfolio”.  Amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that were sold prior to June 30, 2005 are excluded from the Same Property Portfolio and Total Portfolio information.  In 2004, Bradley OP completed the partial disposition of a property.  Amounts related to the portion of this property disposed, consisting of $0.2 million and $0.4 million of rental revenue for the three-month and six-month periods ended June 30, 2004 respectively, are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation, but those operations are excluded from the Same Property Portfolio.

Comparison of the six-month period ended June 30, 2005 to the six-month period ended June 30, 2004.

The table below shows selected operating information for Total Portfolio and the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the six-month periods ended June 30, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rentals	$68,551	$67,399	$1,152	1.7%	$72,321	$67,955	$4,366	6.4%
Percentage rent	1,002	1,225	(223)	(18.2)%	1,002	1,330	(328)	(24.7)%
Recoveries	23,909	22,682	1,227	5.4%	25,116	22,774	2,342	10.3%
Other property	1,650	670	980	146.3%	1,560	671	889	132.5%
Total revenue	95,112	91,976	3,136	3.4%	99,999	92,730	7,269	7.8%
Expenses:
Property operating expenses	13,919	13,735	184	1.3%	14,517	13,781	736	5.3%
Real estate taxes	14,711	15,409	(698)	(4.5)%	15,595	15,470	125	0.8%
Net operating income (*)	$66,482	$62,832	$3,650	5.8%	69,887	63,479	6,408	10.1%
Add:
Interest, other, and joint venture fee income					139	11	128	1,163.6%
Equity in income from unconsolidated subsidiaries					159	—	159	100.0%
Discontinued operations					—	295	(295)	(100.0)%
Deduct:
Depreciation and amortization					28,002	24,814	3,188	12.8%
Interest					23,072	17,915	5,157	28.8%
General and administrative					8,034	6,554	1,480	22.6%
Preferred distributions					—	1,763	(1,763)	(100.0)%
Net income attributable to common unitholders					$11,077	$12,739	$(1,662)	(13.0)%

*                                         For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 27.

The following discussion of the Operating Partnership’s results of operations for the six-month periods ended June 30, 2005 and 2004 relates to the Total Portfolio.

Revenue

Rental Revenue.  Rental revenue, including termination fee income, increased as a result of:

•                  an increase of approximately $3.5 million due to three properties acquired after January 1, 2004, partially offset by a $0.3 million decrease related to a 2004 partial disposition; and

•                    on a Same Property Portfolio basis, an increase of $1.2 million, or 1.7%, primarily as a result of an increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.

The increase in rental revenue was partially offset on a Same Property Portfolio basis by an increase in bad debt/vacancy expense of $0.1 million due to increased reserves associated with higher outstanding accounts receivable balances.

Percentage Rent.  Percentage rent decreased as a result of:

•                    $0.1 million related to a partial disposition; and

•                    on a Same Property Portfolio basis, a decrease of $0.2 million due to lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions and the certainty of realization that certain tenant sales thresholds have been met.

Recoveries Revenue.  Recoveries revenue increased due to the following:

•                    an increase of $1.1 million due to three properties acquired after January 1, 2004; and

•                    on a Same Property Portfolio basis, an increase of $1.2 million, or 5.4%, primarily as a result of an increase in property operating recovery income of $1.4 million, partially offset by a decrease of $0.1 million of real estate tax recovery income.  Property operating recovery income increased as a result of a $0.2 million increase in property operating expenses and an increase in recovery rates due to higher occupancy.  Real estate tax income decreased primarily due to a decrease of $0.7 million in real estate tax expense offset by an increase in the recovery rates due to higher occupancy.

Other Property Income.  Other property income increased primarily as a result of an additional $1.0 million of tax incentive financing income at one of the Operating Partnership’s shopping centers.

Expenses

Property Operating Expenses.  Property operating expenses increased due to the following:

•                    an increase of $0.6 million due to three properties acquired after January 1, 2004; and

•                    on a Same Property Portfolio basis, an increase of $0.1 million, or 1.3%, primarily due to $0.1 million of increased snow removal costs, $0.1 million higher cleaning expenses, partially offset by a $0.1 million decrease in insurance expenses.

Real Estate Taxes.  Real estate taxes increased due to an increase of $0.8 million related to three properties acquired after January 1, 2004, partially offset by a $0.7 million decrease in real estate taxes on a Same Property Portfolio basis related to the re-assessment of properties primarily located in Indiana in 2004 for calendar years 2002 through 2004.

Other

Interest, Other, and Joint Venture Fee Income. Interest, other, and joint venture fee income increased primarily due to increased fees from the Operating Partnership’s unconsolidated joint ventures.

Equity in Income from Unconsolidated Joint Ventures.  Equity in income from unconsolidated joint ventures increased due to an additional interest acquired in a joint venture in April 2005.  In addition, although the Operating Partnership entered into its first development joint venture in the second quarter of 2004, this particular joint venture reports on a three-month lag basis, and therefore, no income from the joint venture was included in the 2004 results.  The results for the six-month period ended June 30, 2005 include income from this venture as well as from the second unconsolidated joint venture the Operating Partnership entered into in April 2005.

Income from Discontinued Operations.  Income from discontinued operations decreased as a result of the Operating Partnership not having disposed of any properties during the six-month period ended June 30, 2005, as compared to two properties disposed of during fiscal year 2004.

Depreciation and Amortization.  Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.  Interest expense increased $5.2 million primarily as a result of:

•                  an increase in overall indebtedness as a result of Heritage’s issuance of $350 million of unsecured notes issued in 2004, of which the Operating Partnership is a guarantor.  The net proceeds of the notes were contributed to the Operating Partnership in exchange for related party notes and were used (i) to pay down the line of credit, (ii) to fund acquisitions during the last three quarters of 2004, (iii) to repay certain maturing unsecured debt securities previously issued by the Operating Partnership; and (iv) to redeem all Series B and C Preferred Units of the Operating Partnership in the first and third quarters of 2004, respectively; and

•                  an increase in interest expense for the line of credit of $1.9 million due to an increase in the variable rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in 2005.  The interest rate on the Operating Partnership’s related party line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

General and Administrative Expenses.  Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $1.5 million for the six-month period ended June 30, 2005 as compared with the six-month period ended June 30, 2004.  Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the six-month periods ended June 30, 2005 and 2004, Heritage allocated approximately 63% of these remaining costs to Bradley OP.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $2.7 million for the six-month period ended June 30, 2005 as compared with the six-month period ended June 30, 2004.  This increase was primarily due to:

•                  an increase of $1.3 million primarily due to an increase in stock compensation and $0.2 million due to higher payroll costs associated with a larger workforce.  The increase in stock compensation expense is primarily due to the amortization of four grants of performance based shares in the six-month period ended June 30, 2005 as compared with the amortization of three grants of performance based shares in the six-month period ended June 30, 2004;

•                  an increase of office related costs of $0.4 million primarily due to increased recruiting costs and higher office expenses due to a larger workforce; and

•                  an increase of professional fees primarily of $0.4 million primarily due to costs associated with the Company’s compliance with provisions of the Sarbanes-Oxley Act of 2002 as well as increased audit fees.

Preferred Distributions.  Preferred distributions decreased as a result of the Operating Partnership redeeming all of its Series B and C Preferred Units in the first and third quarters of 2004, respectively.

The table below shows selected operating information for Total Portfolio and the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the three-month periods ended June 30, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Revenue:
Rentals	$34,295	$33,778	$517	1.5%	$36,142	$34,197	$1,945	5.7%
Percentage rent	178	220	(42)	(19.1)%	178	220	(42)	(19.1)%
Recoveries	11,452	10,912	540	4.9%	12,047	11,004	1,043	9.5%
Other property	354	185	169	91.4%	264	185	79	42.7%
Total revenue	46,279	45,095	1,184	2.6%	48,631	45,606	3,025	6.6%
Expenses:
Property operating expenses	6,195	6,180	15	0.2%	6,472	6,227	245	3.9%
Real estate taxes	7,346	7,892	(546)	(6.9)%	7,789	7,953	(164)	(2.1)%
Net operating income (*)	$32,738	$31,023	$1,715	5.5%	34,370	31,426	2,944	9.4%
Add:
Interest, other, and joint venture fee income					124	6	118	1,196.7%
Equity in income from unconsolidated subsidiaries					54	—	54	100.0%
Discontinued operations					—	154	(154)	(100.0)%
Deduct:
Depreciation and amortization					14,213	12,520	1,693	13.5%
Interest					11,430	9,821	1,609	16.4%
General and administrative					4,234	3,406	828	24.3%
Preferred distributions					—	555	(555)	(100.0)%
Net income attributable to common unitholders					$4,671	$5,284	$(613)	(11.6)%

*                                         For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see page 27.

The following discussion of the Operating Partnership’s results of operations for the three-month periods ended June 30, 2005 and 2004 relates to the Total Portfolio.

Revenue

Rental Revenue.  Rental revenue, including termination fee income, increased as a result of:

•                    an increase of approximately $1.6 million due to three properties acquired after April 1, 2004, partially offset by a $0.2 million decrease related to a 2004 partial disposition; and

•                    on a Same Property Portfolio basis, an increase of $0.5 million, or 1.5%, primarily as a result of an increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.

Percentage Rent.  Percentage rent decreased due to the timing of the certainty of realization that certain tenant sales thresholds have been met.

Recoveries Revenue.  Recoveries revenue increased due to the following:

•                    an increase of $0.5 million due to three properties acquired after April 1, 2004; and

•                    on a Same Property Portfolio basis, an increase of $0.5 million, or 4.9%, primarily as a result of an increase in property operating recovery income of $0.7 million partially offset by a decrease in real estate tax recovery income.  Property operating recovery income increased as a result of increased recovery rates due to higher occupancy.  Real estate tax income decreased primarily due to a decrease of $0.5 million in real estate tax expense offset by an increase in the recovery rates due to higher occupancy.

Other Property Income.  Other property income increased primarily as a result of $0.1 million related to the reversal of an accrual established for environmental remediation at one property.

Expenses

Property Operating Expenses.  Property operating expenses increased due to an increase of $0.2 million due to three properties acquired after April 1, 2004.

Real Estate Taxes.  Real estate taxes decreased due to a  $0.5 million decrease in real estate taxes on a Same Property Portfolio basis related to lower assessments on properties primarily located in Indiana, partially offset by an increase of $0.4 million related to three properties acquired after April 1, 2004.

Other

Interest, Other, and Joint Venture Fee Income. Interest, other, and joint venture fee income increased due to increased fees from the Operating Partnership’s unconsolidated joint ventures.

Equity in Income from Unconsolidated Joint Ventures.  Equity in income from unconsolidated joint ventures increased due to an additional interest acquired in a joint venture in April 2005.  In addition, although the Operating Partnership entered into its first development joint venture in the second quarter of 2004, this particular joint venture reports on a three-month lag basis, and therefore, no income from the joint venture was included in the second quarter 2004 results.  The second quarter of 2005 includes income from this venture as well as from the second unconsolidated joint venture the Operating Partnership entered into in April 2005.

Income from Discontinued Operations.  Income from discontinued operations decreased as a result of the Operating Partnership not having disposed of any properties during the three-month period ended June 30, 2005, as compared to two properties disposed of during fiscal year 2004.

Depreciation and Amortization.  Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements within the Same Property Portfolio.

Interest Expense.  Interest expense increased $1.6 million primarily as a result of an increase in interest expense for the line of credit due to an increase in the variable interest rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in the second quarter of 2005.  The interest rate on the Operating Partnership’s related party line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

General and Administrative Expenses.  Our general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $0.8 million for the three-month period ended June 30, 2005 as compared with the three-month period ended June 30, 2004.  Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During each of the three-month periods ended June 30, 2005 and 2004, Heritage allocated approximately 63% of these remaining costs to Bradley OP.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $1.4 million for the three-month period ended June 30, 2005 as compared with the three-month period ended June 30, 2004.  This increase was primarily due to:

•                  an increase of $0.7 million primarily due to an increase in stock compensation and $0.1 million due to higher payroll costs associated with a larger workforce.  The increase in stock compensation expense is primarily due to the amortization of four grants of performance based shares in the three-month period ended June 30, 2005 as compared with the amortization of three grants of performance based shares in the three-month period ended June 30, 2004.

•                  an increase of office related costs of $0.3 million primarily due to increased recruiting costs and higher office expenses due to a larger workforce; and

•                  an increase in tax expense fees of $0.2 million, reflecting increased state tax expenses primarily in Massachusetts and Pennsylvania.

Preferred Distributions.  Preferred distributions decreased as a result of the Operating Partnership redeeming all of its Series C Preferred Units in the third quarter of 2004.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

At June 30, 2005, both Heritage and Bradley had $1.6 million in available cash and cash equivalents. As a REIT, Heritage is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Bradley OP also generally distributes all of its taxable income. Therefore, as a general matter, it is unlikely that either Heritage or Bradley OP will have any substantial cash balances that could be used to meet its respective liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At June 30, 2005, Heritage had $1.3 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.16% with an average maturity of 5.0 years.  As of June 30, 2005, Heritage’s market capitalization was $3.0 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.9%.

At June 30, 2005, Bradley OP had $858.6 million of indebtedness, including the full balance of amounts outstanding under the related party line of credit facility. This indebtedness had a weighted average interest rate of 5.43% with an average maturity of 4.93 years.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $4.1 million, or $0.15 per square foot, for the six-month period ended June 30, 2005, of which approximately $2.5 million, or $0.14 per square foot, related to properties within the Bradley OP portfolio.

We believe that we qualify and we intend to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to shareholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT. However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements or to maintain our current distribution rate, and we may need to borrow funds to pay distributions in the future.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit.  In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements.  Cash flows provided by operating activities increased to $33.4 million for the six-months ended June 30, 2005 from $32.6 million for the six-months ended June 30, 2004. The increase in cash flows from operations is primarily attributable to the timing of payments made and received related to operating assets and liabilities.  As of June 30, 2005 we had an outstanding balance on our $400 million line of credit facility of $232.0 million, leaving us with $168.0 million of additional borrowing capacity under the line of credit.  At our request, subject to the agent’s consent, our line of credit may be increased to $500 million.

There are a number of factors that could adversely affect our cash flow. An economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-lease space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-lease properties upon expiration of current leases. In all of these cases, our cash flow and operating results would be adversely affected.

Long-Term Liquidity Requirements

The long-term liquidity requirements of Heritage and Bradley OP are substantially identical and are referred to together in the discussion below. Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, redevelopment, expansions and other non-recurring capital expenditures that are required periodically to our properties, and the costs associated with acquisitions of properties and third party developer joint venture opportunities that we pursue.

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, the issuance of additional debt and equity securities and long-term property mortgage indebtedness.  We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. In addition, we also intend to pursue additional capital for acquisitions through strategic joint ventures with institutional investors.  However, there are certain factors, discussed below, that may have a material adverse effect on our access to these capital resources.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders.  Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-.  All three of these rating agencies have currently stated our company’s outlook is stable.  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of June 30, 2005. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit or unsecured public notes.

Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and the market’s perceptions regarding the Company and its prospects.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but raising funds through the equity markets may not be consistently available to us on terms that are attractive or at all.

Environmental Matters

We currently have approximately eighteen properties in our portfolio that are undergoing or have been identified as requiring some form of remediation (including monitoring for compliance) to clean up contamination. In some cases, contamination has migrated into the groundwater beneath our properties from adjacent properties, such as service stations. In other cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. Based on our previous experience with similar contaminations with respect to our properties, we believe the cost of remediation for contamination will range from approximately $10,000 to $300,000 per property. Any failure to properly remediate the contamination at our properties may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property.

Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.3 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

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

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2005 (in thousands):

Debt Maturities and Principal Payments

(in thousands of dollars)

	Property	2005 (1)	2006	2007	2008	2009	Thereafter	Total

	Mortgage loans payable:

*	Williamson Square (5)	$10,651	—	—	—	—	—	$10,651
	Riverchase Village Shopping Center	9,601	—	—	—	—	—	9,601
	Meridian Village Plaza (2)	150	4,841	—	—	—	—	4,991
*	Spring Mall	61	8,021	—	—	—	—	8,082
*	Southport Centre	81	171	9,593	—	—	—	9,845
*	Long Meadow Commons (2) (3)	161	344	8,717	—	—	—	9,222
	Innes Street Market	179	380	12,098	—	—	—	12,657
*	Southgate Shopping Center	56	119	2,166	—	—	—	2,341
*	Salem Consumer Square	229	505	559	8,771	—	—	10,064
*	St. Francis Plaza	97	207	225	243	—	—	772
*	Burlington Square (2)	94	209	227	224	12,743	—	13,497
	Buckingham Place (2)	30	69	74	79	5,054	—	5,306
	County Line Plaza (2)	103	222	240	256	16,002	—	16,823
	Trinity Commons (2)	85	185	200	214	13,776	—	14,460
	8 shopping centers, cross collaterialized	869	1,843	1,993	2,154	72,132	—	78,991
*	Montgomery Commons (2)	38	86	94	100	102	7,334	7,754
*	Warminster Towne Center (2)	126	283	307	329	362	18,294	19,701
	Clocktower Place (2)	60	132	144	154	171	11,838	12,499
	545 Boylston Street and William J. McCarthy Building	336	711	772	838	910	30,896	34,463
	29 shopping centers, cross collateralized	1,259	2,728	2,955	3,147	3,461	220,654	234,204
*	The Market of Wolf Creek III (2)	47	98	106	113	125	8,177	8,666
	Spradlin Farm (2)	94	203	219	232	253	16,187	17,188
*	The Market of Wolf Creek I (2)	73	163	176	188	206	9,327	10,133
*	Berkshire Crossing	251	529	557	584	617	11,725	14,263
*	Grand Traverse Crossing	185	394	424	457	492	11,151	13,103
*	Salmon Run Plaza (2)	163	349	381	417	456	2,736	4,502
*	Elk Park Center	151	321	346	374	403	6,503	8,098
*	Grand Traverse Crossing - Wal-Mart	84	179	193	208	225	4,190	5,079
*	The Market of Wolf Creek II (2)	49	103	111	120	129	1,428	1,940
	Montgomery Towne Center	195	393	307	335	364	5,262	6,856
*	Bedford Grove - Wal-Mart	77	164	178	191	207	3,175	3,992
*	Berkshire Crossing - Home Depot/Wal-Mart	122	258	278	300	324	5,218	6,500

	Total mortgage loans payable	$25,757	24,210	43,640	20,028	128,514	374,095	$616,244

	Unsecured notes payable (4)	—	1,490	—	100,000	150,000	200,000	451,490
	Line of credit facility	—	—	—	232,000	—	—	232,000

	Total indebtedness	$25,757	25,700	43,640	352,028	278,514	574,095	$1,299,734

(*)                                Designates indebtedness of Bradley OP or one of its subsidiaries.  Total principal payments owed as of June 30, 2005 for Bradley OP and its subsidiaries was $168,205, which does not reflect the unamortized mortgage loan premiums totaling $6,883 related to the assumption of nine mortgage loans with above-market contractual interest rates.

(1)                                  Represents the period from July 1, 2005 through December 31, 2005.

(2)                               The aggregate repayment amount of $616,244 does not reflect the unamortized mortgage loan premiums totaling $12,243 related to the assumption of fifteen mortgage loans with above-market contractual interest rates.

(3)                                  Property is encumbered by two mortgage loans maturing in July 2007.

(4)                                  The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,626 related to the April and October 2004 bond issuances.

(5)                                  Mortgage balance was repaid on August 1, 2005.

As of June 30, 2005, the indebtedness described in the table above requires principal amortization and balloon payments of $25.8 million for the remainder of 2005. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our new unsecured line of credit.  We may also expect to refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of June 30, 2005, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$14,923	637	—	—	—	—	$15,560
Ground leases and subleases	664	1,355	1,445	1,453	1,447	41,367	47,731
Office leases	571	1,170	1,173	1,176	1,284	6,230	11,064
Total	$16,158	3,162	2,618	2,629	2,731	47,597	$74,895

As of June 30, 2005, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$8,400	637	—	—	—	—	$9,037
Ground leases	81	161	161	161	155	11,525	12,244
Total	$8,481	798	161	161	155	11,525	$21,281

(1) Represents the period from July 1, 2005 through December 31, 2005.

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

The repayment obligations reflected in the above tables do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above tables. These obligations related to the retirement benefit plan are more fully described in Heritage’s Annual Report on Form 10-K for the year ended December 31, 2004.  Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

The future contractual payment obligations in the above table do not reflect the matters described below under the “Off-Balance Sheet Arrangements”.

Off-Balance Sheet Arrangements

We do not believe that we currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

However, in a few cases, we have made commitments to provide funds to our existing joint ventures (discussed below) under certain circumstances.  The commitments associated with these joint ventures do not show up as liabilities on our consolidated financial statements.  These existing joint ventures are not variable interest entities nor do we have control of these partnerships and, therefore, we account for them using the equity method of accounting.

In May 2004, Bradley OP entered into a joint venture agreement with a third party for the development and construction of Lakes Crossing shopping center in Muskegon, Michigan.  As of June 30, 2005, Bradley OP does not consolidate the operations of the Lakes Crossing joint venture in its financial statements.  Under the terms of the Lakes Crossing joint venture, Bradley OP has a 50% interest in the venture and has agreed to contribute any capital that might be required by the joint venture.  Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in the spring of 2006, Bradley OP may be required to purchase the third party’s joint venture interest.  The purchase price for this interest would be at the agreed-upon fair market value.

Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension).  As of June 30, 2005, $14.5 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2005 is not material to Bradley OP’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, Bradley OP formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas.  Under the terms of the Skillman Abrams joint venture, Bradley OP has a 25% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture.  The joint venture had a contractual obligation related to a loan outstanding of approximately $14.8 million as of June 30, 2005. Bradley OP has agreed to indemnify the mortgage lender for bad acts and environmental liabilities with respect to the Skillman Abrams loan.  As of June 30, 2005, the book value of Bradley OP’s investment in the joint venture was approximately $1.1 million.

Bradley OP has entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process.  In all cases, Bradley OP has paid deposits in connection with our joint venture entering into purchase and sale agreements with respect to such sites.  These deposits are either fully or partially refundable by the seller or by Bradley OP’s joint venture partner.

Line of Credit

On March 29, 2005, we refinanced our prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this new line of credit may be increased to $500 million. We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this new line of credit. This new line of credit replaces our prior line of credit and is being used principally to fund growth opportunities and for working capital purposes. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at June 30, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 3.95%. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP.  The terms of this related party line of credit facility are substantially identical to our line of credit facility and is shown as Related Party Line of Credit on the accompanying Bradley OP June 30, 2005 balance sheet.  Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit.  As of June 30, 2005, $232.0 million was outstanding under the related party line of credit facility

We believe we are in compliance with all of the financial covenants under this new line of credit as of June 30, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged.  These constraints on acquisitions could significantly impede our growth.  Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the line of credit.  During the past year, LIBOR rates have increased.

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

•                                          Heritage is not permitted to incur additional indebtedness if, after giving effect to such additional indebtedness, the total secured indebtedness of Heritage and its subsidiaries is greater than 40% of the total assets, as defined, of Heritage and its subsidiaries.

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

Through a subsidiary, we contributed the net proceeds of the offering of the 2014 Notes to Bradley OP and received an intercompany note from Bradley OP. This intercompany note is classified Related Party Notes Payable in the accompanying 2004 consolidated balance sheet. All of the net proceeds of the offering of the 2014 Notes were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

These debt securities have been guaranteed by Heritage OP and Bradley OP.

We believe we are in compliance with all applicable covenants under these indentures as of June 30, 2005.

Bradley OP Notes

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

Notes due 2006.  In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes was outstanding as of June 30, 2005.

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of June 30, 2005.

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

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until 2000.  Annualized base rent from the TJX Companies represents approximately 5.3% of our total annualized base rent and 2.8% of Bradley OP’s total annualized base rent, for all leases in which tenants were in occupancy at June 30, 2005. TJX pays rent in accordance with 50 leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Heritage board of directors.  Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop.  Mr. Vaughn is also a member of the Board of Trustees of Heritage’s largest stockholder, Net Realty Holding Trust.  Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of Heritage’s total annualized base rent for all leases in which tenants were in occupancy at June 30, 2005.  Ahold USA and its subsidiary companies pay us rent in accordance with 3 leases at our properties.  None of the Ahold USA locations are in the Bradley OP portfolio.

131 Dartmouth Street Joint Venture and Lease

In November 1999, Heritage entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by Heritage. Heritage has issued this interest as part of a management arrangement with the joint venture pursuant to which Heritage manages the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. Heritage accounts for its interest in this joint venture using the cost method and Heritage has not expended any amounts on the office building through June 30, 2005.

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

Recourse Loan Guarantees

In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association.  The Key Bank loan matures in November 2006 (subject to a one-year extension).

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

In connection with the securitized financing with PMCC, Heritage OP entered into several indemnification and guaranty agreements with PMCC under the terms of which Heritage OP agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by Heritage OP to Heritage SPE LLC.

We also have agreed to indemnify other mortgage lenders for bad acts and environmental liabilities in connection with other mortgage loans that we have obtained.

Inflation

Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation.  These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases.  These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures).  Many of our leases are also for terms of fewer than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

The following sets forth a reconciliation of Bradley OP’s NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unit holders (in thousands):

	Six-months ended June 30,
	2005	2004

Net operating income	$69,887	$63,479
Add:
Interest and other	139	11
Equity in income from unconsolidated subsidiaries	159	—
Income from discontinued operations	—	295
Deduct:
Depreciation and amortization	28,002	24,814
Interest	23,072	17,915
General and administrative	8,034	6,554
Net income	11,077	14,502
Deduct:
Preferred stock distributions	—	1,763
Net income attributable to common unitholders	$11,077	$12,739

	Three-months ended June 30,
	2005	2004

Net operating income	$34,370	$31,426
Add:
Interest and other	124	6
Equity in income from unconsolidated subsidiaries	54	—
Income from discontinued operations	—	154
Deduct:
Depreciation and amortization	14,213	12,520
Interest	11,430	9,821
General and administrative	4,234	3,406
Net income	4,671	5,839
Deduct:
Preferred stock distributions	—	555
Net income attributable to common unitholders	$4,671	$5,284

ITEM 3.                             Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.

The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of June 30, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005 (1)	2006	2007	2008	2009	2010+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$25,506	$23,681	$43,083	$19,444	$127,897	$362,370	$601,981	7.39%
Variable rate	251	529	557	584	617	11,725	14,263	5.11%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	232,000	—		232,000	3.95%
Total	$25,757	$25,700	$43,640	$352,028	$278,514	$574,095	$1,299,734	6.16%

(1)                               Represents the period from July 1, 2005 through December 31, 2005.

(2)                               The aggregate repayment amount of $1,299,734 does not reflect the unamortized mortgage loan premiums totaling $12,243 related to the assumption of fifteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,626 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at June 30, 2005 increase by 10%, or 40 basis points, we expect that the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.5 million annually.

The following table separately presents the variable and fixed rate obligations, at their carrying values, of Bradley OP and its subsidiaries sorted by maturity date (in thousands):

	2005 (1)	2006	2007	2008	2009	2010+	Total (2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$12,545	$11,974	$24,081	$12,035	$15,774	$77,533	$153,942	6.95%
Variable rate	251	529	557	584	617	11,725	14,263	5.11%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	232,000	—	—	232,000	3.95%
Total	$12,796	$13,993	$24,638	$344,619	$166,391	$289,258	$851,695	5.43%

(1)                               Represents the period from July 1, 2005 through December 31, 2005.

(2)                               The aggregate repayment amount of $851,695 does not reflect the unamortized mortgage loan premiums totaling $6,883 related to the assumption of nine mortgage loans with above-market contractual interest rates.

If market rates of interest on our variable rate debt outstanding at June 30, 2005 increase by 10%, or 40 basis points, we expect that the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $0.5 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of June 30, 2005. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium-and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2005 in relation to total assets and our total market capitalization.

ITEM 4.                             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company’s principal executive officer, principal financial officer, and other members of senior management have evaluated the design and operations of the disclosure controls and procedures of the Company.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and communicated to our management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 31, 2001, a complaint was filed against us in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that we owe Mr. Donahue and his firm a fee in connection with services he claims he performed on our behalf in connection with our acquisition of Bradley.  On September 18, 2000, we acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion.  Through his personal relationships with the parties involved, at our request, Mr. Donahue introduced us to Bradley and its senior management team.  Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of our acquisition of Bradley beyond merely introducing the parties.  For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration we paid to acquire Bradley, or a fee of approximately $24 million.  In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts law.

On November 29, 2002, the court granted our motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal.  On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims.  The Appellate Court’s decision reverts the case back to the Superior Court for discovery and additional proceedings.  It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

On May 6, 2005, the annual meeting of the stockholders of the sole stockholder of Bradley OP’s general partner was held.  At the annual meeting, stockholders elected three directors to serve on our Board of Directors until the Company’s annual meeting to be held in 2008.  The three directors elected at the meeting were Bernard Cammarata, Michael J. Joyce and Thomas C. Prendergast.  The directors whose terms of office as a director continued after the meeting and the annual meeting at which their term of office expires are as follows:

Kenneth K. Quigley, Jr. (2006)

Ritchie Reardon (2006)

William M. Vaughn III (2006)

Robert J. Watson (2006)

Joseph L. Barry (2007)

Richard C. Garrison (2007)

David W. Laughton (2007)

Kevin C. Phelan (2007)

The votes cast for and against each nominee for election as a director were as follows:

	Votes
	For	Against

Bernard Cammarata	39,796,947	3,364,898
Michael J. Joyce	42,427,763	734,082
Thomas C. Prendergast	42,537,808	624,037

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY OPERATING LIMITED PARTNERSHIP

By: Heritage-Austen Acquisition, Inc., its General Partner

Dated: August 11, 2005

/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer

/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer