Form 10-K/A
period 2004-12-31
BRADLEY OPERATING L P
filed 2005-11-14
CIK 1039189

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

 BRADLEY OPERATING LIMITED PARTNERSHIP
ANNUAL REPORT ON FORM 10-K/A
INDEX

 EXPLANATORY NOTE

Restatement Overview

        For the reasons noted below, Bradley Operating Limited Partnership ("Bradley OP") has filed this amendment on Form 10-K/A (the "Amended 10-K") to its Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate the financial statements and other financial information noted herein for the years ended December 31, 2004 and 2003.

        On October 17, 2005, Heritage Property Investment Trust, Inc. ("Heritage"), the sole stockholder of Bradley OP's general partner, determined that Heritage's previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, need to be restated to correct an error discovered by its management. The error pertains to the effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. On October 20, 2005, Heritage filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated.

        In January 2000, Heritage entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement requires Heritage to make certain payments to Mr. Prendergast to offset any taxes he incurs in connection with the exercise of these stock options. To date, Mr. Prendergast has not exercised any stock options and Heritage has not made any tax-offset payments to him.

        Prior to Heritage's restatement, Heritage did not record any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast's future exercise of these stock options. In addition, as with stock options granted to other employees under Heritage's equity incentive plan, Heritage has accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related Interpretations.

        Heritage concluded that a liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options should have been recorded as a liability in Heritage's financial statements and that this liability is subject to variable accounting treatment pursuant to the Financial Accounting Standards Board ("FASB") Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation APB Opinion No. 25 ("FIN No. 44"). In addition, Heritage concluded that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his exercise of these stock options requires variable accounting treatment for those options pursuant to FIN No. 44.

        Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary.

        During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of the remaining general and administrative costs to Bradley OP. As a result of the discovery of the error, Heritage has restated its financial statements for the years ended December 31, 2004 and 2003, and each of the quarters therein, to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of Bradley OP's general partner, has determined that Bradley OP must likewise amend and restate its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in the fiscal year ended December 31, 2004, to reflect additional general and administrative expense from the amounts previously reported. On October 21, 2005, Bradley OP filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated. As noted in that Form 8-K, the error did not require a restatement of Bradley OP's financial statements for fiscal years ended 2002, 2001 and 2000.

        Accordingly, Bradley OP is filing this Amended 10-K for the purpose of amending those historical financial statements set forth herein to reflect the allocation by Heritage to Bradley OP of additional general and administrative expense related to the tax-offset provision.

        The following table shows the impact of the restatement to Bradley OP's consolidated balance sheets as of December 31, 2004 and 2003, each as compared with the amounts presented in the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005 (the "Original 10-K"):

	December 31, 2004			December 31, 2003
(In Thousands except for unit amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$1,317,200	$—	$1,317,200	$1,282,989	$—	$1,282,989
Cash and cash equivalents	4,558	—	4,558	1,715	—	1,715
Accounts receivable, net of allowance for doubtful accounts of $5,626 and $4,243 at December 31, 2004 and 2003, respectively	25,609	—	25,609	16,592	—	16,592
Intercompany advances	66,021	—	66,021	—	—	—
Prepaids and other assets	10,710	—	10,710	3,578	—	3,578
Investment in unconsolidated joint venture	3,406	—	3,406	—	—	—
Deferred financing and leasing costs	20,661	—	20,661	7,767	—	7,767

Total assets	$1,448,165	$—	$1,448,165	$1,312,641	$—	$1,312,641

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$178,040	$—	$178,040	$141,670	$—	$141,670
Unsecured notes payable	101,490	—	101,490	201,490	—	201,490
Line of credit facility	196,000	—	196,000	243,000	—	243,000
Related party notes payable	350,000	—	350,000	—	—	—
Accrued expenses and other liabilities	48,636	—	48,636	38,982	—	38,982
Accrued distributions	18,013	—	18,013	17,735	—	17,735
Intercompany payable	—	6,140	6,140	—	2,787	2,787

Total liabilities	892,179	6,140	898,319	642,877	2,787	645,664

Minority interest	2,425	—	2,425	2,425	—	2,425

Redeemable common units, 522,044 and 340,270 common units outstanding at redemption value at December 31, 2004 and 2003, respectively	16,752	—	16,752	9,681	—	9,681
Redeemable Series B Preferred Units (liquidation preference $25.00 per unit); 2,000,000 units issued and outstanding at December 31, 2003	—	—	—	50,000	—	50,000
Redeemable Series C Preferred Units (liquidation preference $25.00 per unit); 1,000,000 units issued and outstanding at December 31, 2003	—	—	—	25,000	—	25,000
Partners' capital:
General partner; at December 31, 2004 and 2003, respectively, 32,568,441 and 32,560,627 units outstanding	519,149	(5,923)	513,226	563,338	(2,687)	560,651
Limited partner; 1,219,782 units outstanding	17,660	(217)	17,443	19,320	(100)	19,220

Total partners' capital	536,809	(6,140)	530,669	582,658	(2,787)	579,871

Total liabilities and partners' capital	$1,448,165	$—	$1,448,165	$1,312,641	$—	$1,312,641

        The following table shows the impact of the restatement to Bradley OP's consolidated statements of operations for the fiscal years ended December 31, 2004 and 2003, each as compared with the amounts presented in the Original 10-K:

	Year Ended December 31, 2004			Year Ended December 31, 2003
(In Thousands, except for per-unit data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$188,206	$—	$188,206	$186,061	$—	$186,061
Interest and other	460	—	460	36	—	36

Total revenue	188,666	—	188,666	186,097	—	186,097

Expenses:
Property operating expenses	26,765	—	26,765	26,977	—	26,977
Real estate taxes	30,596	—	30,596	29,134	—	29,134
Depreciation and amortization	50,526	—	50,526	47,973	—	47,973
Interest	39,048	—	39,048	33,030	—	33,030
General and administrative	14,264	3,353	17,617	11,775	2,787	14,562

Total expenses	161,199	3,353	164,552	148,889	2,787	151,676

Income before gains on sales of real estate investment	27,467	(3,353)	24,114	37,208	(2,787)	34,421
Gains on sales of real estate investment	28	—	28	—	—	—

Income before discontinued operations	27,495	(3,353)	24,142	37,208	(2,787)	34,421
Discontinued operations:
Operating income from discontinued operations	532	—	532	615	—	615
Gains on sales of discontinued operations	970	—	970	—	—	—

Income from discontinued operations	1,502	—	1,502	615	—	615

Net income	28,997	(3,353)	25,644	37,823	(2,787)	35,036
Preferred distributions	(2,176)	—	(2,176)	(6,656)	—	(6,656)

Net income attributable to common unitholders	$26,821	$(3,353)	$23,468	$31,167	$(2,787)	$28,380

Basic and diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.75	$(0.10)	$0.65	$0.90	$(0.08)	$0.82
Income from discontinued operations	0.04	—	0.04	0.02	—	0.02

Income available to common unitholders	$0.79	$(0.10)	$0.69	$0.92	$(0.08)	$0.84

Weighted average common units outstanding	34,132	—	34,132	33,787	—	33,787

        The restatement had no effect on net cash flows from operating, investing, or financing activities for the years ended December 31, 2004 and 2003.

        The following items of the Original 10-K have been amended to reflect the restatement:

Part II

        Item 6—Selected Financial Data

        Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition

        Item 8—Financial Statements and Supplementary Data

        Item 9—Controls and Procedures

Part IV

        Item 15—Exhibits and Financial Statements Schedule

        For the convenience of the reader, this Amended 10-K includes all information contained in the Original 10-K, and, except for certain immaterial changes unrelated to the restatement to Notes 8 and 12 to the consolidated financial statements set forth in this Amended 10-K, no attempt has been made in this Amended 10-K to modify or update the Original 10-K, except as required by the effects of the restatement. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures, including the exhibits to the Original 10-K, affected by subsequent events. Except as noted above, information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original 10-K on March 31, 2005. Accordingly, this Amended 10-K should be read in conjunction with Bradley OP's filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

Overview

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

 Item 6: Selected Financial Data

        The selected financial data set forth below have been restated to reflect adjustments to Bradley OP's consolidated financial statements and other financial information contained in the Original 10-K. As noted at the start of this Amended 10-K under the heading "Explanatory Note—Restatement Overview," these adjustments did not result in a restatement of Bradley OP's financial statements for fiscal years ended 2002, 2001 and 2000. A detailed discussion regarding the reasons for this restatement can also be found in that section of this Amended 10-K.

        The following selected historical consolidated financial and operating data of Bradley OP should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Bradley OP beginning on page F-1 of this Amended 10-K. The following data does not include any information with respect to Heritage or any of its subsidiaries other than Bradley OP and its subsidiaries. Consolidated financial information with respect to Heritage and its subsidiaries may be found in Heritage's filings with the SEC.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(Restated)	(Restated)
	(Dollars and units in thousands except per-unit data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$188,206	$186,061	$170,911	$155,710	$45,843
Interest and other	460	36	58	132	823

Total revenue	188,666	186,097	170,969	155,842	46,666

Expenses:
Operating	57,361	56,111	52,082	47,704	12,970
General and administrative	17,617	14,562	15,324	8,256	2,294
Depreciation and amortization	50,526	47,973	42,964	39,033	12,247
Interest	39,048	33,030	35,537	47,102	7,580
Loss on prepayment of debt	—	—	4,215	—	—

Total expenses	164,552	151,676	150,122	142,095	35,091

Income before net gains	24,114	34,421	20,847	13,747	11,575
Net derivative (losses) gains	—	—	(7,766)	986	—
Gain on sale of real estate investment	28	—	—	—	—

Income before discontinued operations	24,142	34,421	13,081	14,733	11,575
Income from discontinued operations	532	615	755	784	219
Gain on sale of discontinued operations	970	—	—	—	—

Net income	25,644	35,036	13,836	15,517	11,794
Preferred stock distributions	(2,176)	(6,656)	(6,656)	(6,656)	—

Net income attributable to common unitholders	$23,468	$28,380	$7,180	$8,861	$11,794

Per Unit Data:
Basic and diluted income from continuing operations	$0.65	$0.82	$0.21	$0.35	$0.49
Basic and diluted income from discontinued operations	$0.04	$0.02	$0.03	$0.03	$0.01
Basic and diluted income attributable to common unitholders	$0.69	$0.84	$0.24	$0.38	$0.50
Distributions declared per unit	$2.10	$2.10	$2.12	$1.94	—
Weighted average common units outstanding—Basic and diluted	34,132	33,787	30,073	23,379	23,379
BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$1,497,981	$1,420,548	$1,404,015	$1,143,111	$1,164,549
Total assets	1,448,165	1,312,641	1,339,680	1,173,004	1,185,192
Total liabilities	898,319	645,664	639,967	661,002	627,747
Minority interest	2,425	2,425	2,425	2,425	2,425
Redeemable capital	16,752	84,681	83,497	75,527	75,556
Partners' capital	530,669	579,871	613,791	434,050	479,464
OTHER DATA:
# of shopping centers (at end of period)	106	105	105	96	96
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(2)	17,646	17,589	17,589	15,378	15,378
Total portfolio net operating income	$130,845	$129,950	$118,829	$108,006	$32,873
Cash flows from operating activities	$71,156	$89,154	$75,105	$50,780	$18,612
Cash flows from investing activities	$(44,743)	$(19,250)	$(119,448)	$(13,768)	$(9,567)
Cash flows from financing activities	$(23,570)	$(68,839)	$41,212	$(33,231)	$(28,230)

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

        As discussed in greater detail in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," Heritage has determined that the provision of the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer, requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that Heritage record a liability and recognize compensation expense, a component of general and administrative expense, to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of these costs to Bradley OP. Heritage, as sole stockholder of Bradley OP's general partner, has determined that Bradley OP must amend and restate its financial statements and other financial information for the years ended December 31, 2004 and 2003, to reflect additional general and administrative expense from the amounts previously reported. A detailed discussion regarding the reasons for the restatement can be found in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview."

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

        However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located. The retail sector continues to change dramatically as a result of continued industry consolidation due to the continuing strength of Wal-Mart and large retail bankruptcies in the recent past resulting in an excess amount of available retail space, fewer national tenants, and greater competition. We believe that the nature of the properties that we primarily own and invest in—grocer- anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, as they are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

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

        During 2004, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company, unanticipated severance costs and increased compensation expense.

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

Results of Operations

        For the reasons described in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," Bradley OP has restated its financial statements for the years ended December 31, 2004 and 2003. As also noted in that section of this Amended 10-K, Bradley OP has not restated its financial statements for the fiscal year ended 2002.

        The following discussion is based on Bradley OP's consolidated financial statements for the years ended December 31, 2004 (as restated), 2003 (as restated), and 2002. The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP. The operations of Bradley OP and its subsidiaries comprise approximately 57% of Heritage's total net operating income for the year ended December 31, 2004. For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the years ended December 31, 2004, 2003 and 2002, refer to Heritage's Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the SEC.

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

Comparison of the year ended December 31, 2004 (as restated) to the year ended December 31, 2003 (as restated)

        The table below shows selected operating information for Bradley OP's Total Portfolio and the 103 properties acquired prior to January 1, 2003 that remained in the Total Portfolio through December 31, 2004, which constitute the Same Property Portfolio for the years ended December 31, 2004 and 2003. Certain 2003 amounts for the Total Portfolio have been reclassified to the current presentation of discontinued operations. The only line items in the table below affected by the restatement are "General and administrative" and "Income before net gains."

	Same Property Portfolio				Total Portfolio
Dollars in Thousands	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
					(Restated)	(Restated)
Rental and recovery revenue:
Rentals	$136,982	$137,955	$(973)	(0.7)%	$138,622	$138,705	$(83)	0.1%
Percentage rent	1,975	2,262	(287)	(12.7)%	2,133	2,358	(225)	(9.5)%
Recoveries	45,793	43,764	2,029	4.6%	46,152	43,756	2,396	5.5%
Other property	1,298	1,240	58	4.7%	1,299	1,242	57	4.6%

Total rental and recovery revenue	186,048	185,221	827	0.4%	188,206	186,061	2,145	1.2%
Expenses:
Property operating expenses	26,610	26,977	(367)	(1.4)%	26,765	26,977	(212)	(0.8)%
Real estate taxes	30,312	29,134	1,178	4.0%	30,596	29,134	1,462	5.0%

Net operating income (*)	$129,126	$129,110	$16	0.0%	130,845	129,950	895	0.7%

Add:
Interest and other income					460	36	424	1,177.8%
Deduct:
Depreciation and amortization					50,526	47,973	2,553	5.3%
Interest					39,048	33,030	6,018	18.2%
General and administrative					17,617	14,562	3,055	21.0%

Income before net gains					$24,114	$34,421	$(10,307)	(29.9)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 69-70.

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

        As set forth in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," Bradley OP has filed this Amended 10-K to restate its historical financial statements to reflect the allocation to Bradley OP of additional compensation expense as a result of the restatement of Heritage's own financial statements. Compensation expense is a component of Bradley OP's general and administrative expense. As a result of the additional compensation expense allocated to Bradley OP for each of the years ended December 31, 2004 and 2003, Bradley OP's general and administrative expense increased approximately $3.4 million in December 31, 2004, and approximately $2.8 million in December 31, 2003, relative to the amounts reported in the Original 10-K. Consequently, taking into account the effects of the restatement, Bradley OP's general and administrative expense increased an additional $0.6 million over the increase reported in the Original 10-K for the year ended December 31, 2004 compared to the year ended December 31, 2003.

        As reported in the Original 10-K, general and administrative expenses increased by $2.5 million from December 31, 2003 to December 31, 2004.

Comparison of the year ended December 31, 2003 (as restated) to year ended December 31, 2002

        The table below shows selected operating information for Bradley OP's Total Portfolio and the 153 properties acquired prior to January 1, 2002 that remained in Bradley OP's Total Portfolio through December 31, 2002 (which constitute the Same Property Portfolio for the years ended December 31, 2003 and 2002). Certain 2003 and 2002 amounts for the Total Portfolio have been reclassified to conform to the current presentation of discontinued operations. The only line items in the table below affected by the restatement are "General and administrative" and "Income before net gains," in each case, for 2003 only.

	Same Property Portfolio				Total Portfolio
Dollars in Thousands	2003	2002	Increase/ (Decrease)	% Change	2003	2002	Increase/ (Decrease)	% Change
					(Restated)
Rental and recovery revenue:
Rentals	$118,180	$115,025	$3,155	2.7%	$138,705	$123,631	$15,074	12.2%
Percentage rent	2,262	3,044	(782)	(25.7)%	2,358	3,042	(684)	(22.5)%
Recoveries	40,170	40,547	(377)	(0.9)%	43,756	42,524	1,232	2.9%
Other property	1,235	1,699	(464)	(27.3)%	1,242	1,714	(472)	(27.5)%

Total rental and recovery revenue	161,847	160,315	1,532	1.0%	186,061	170,911	15,150	8.9%
Expenses:
Property operating expenses	24,582	23,478	1,104	4.7%	26,977	24,484	2,493	10.2%
Real estate taxes	26,413	26,228	185	0.7%	29,134	27,598	1,536	5.6%

Net operating income(*)	$110,852	$110,609	$243	0.2%	129,950	118,829	11,121	9.4%

Add:
Interest and other income					36	58	(22)	(38.0)%
Deduct:
Depreciation and amortization					47,973	42,964	5,009	11.7%
Interest					33,030	35,537	(2,507)	(7.1)%
General and administrative					14,562	15,324	(762)	(5.0)%
Net derivative loses					—	7,766	(7,766)	(100.0)%
Loss on prepayment of debt					—	4,215	(4,215)	(100.0)%

Income before net gains					$34,421	$13,081	$21,340	163.1%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 69-70.

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

        As set forth in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," Bradley OP has filed this Amended 10-K to restate its historical financial statements to reflect the allocation to Bradley OP of additional compensation expense as a result of the restatement of Heritage's own financial statements. Bradley OP has not restated its financial statements for the year ended December 31, 2002. Compensation expense is a component of general and administrative expense. As a result of the additional compensation expense allocated to Bradley OP for the year ended December 31, 2003 associated with this tax-offset provision, its general and administrative expense increased approximately $2.8 million in December 31, 2003 over the amount reported in the Original 10-K. Bradley OP's general and administrative expense in December 31, 2002 was not impacted by the restatement. Consequently, taking into account the effects of the restatement, Bradley OP's general and administrative expense increased an additional $2.8 million over the increase reported in the Original 10-K for the year ended December 31, 2003 compared to the year ended December 31, 2002.

        As reported in the Original 10-K, general and administrative expenses decreased by $3.6 million from December 31, 2002 to December 31, 2003.

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

        As a result of its restatement, Heritage was initially in default under the line of credit because its representation with respect to its financial statements was not true. As described in Note 2, on October 20, 2005, Heritage obtained from the financial institutions party to the line of credit a waiver of this default. Except as noted above, we believe we were in compliance with all of the financial covenants under this new line of credit. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

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

New Accounting Standards

        In December 2004, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Compensation ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company's results of operations, financial position, or liquidity.

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

        The following sets forth a reconciliation of Bradley OP's NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unitholders for the fiscal years 2000 through 2004.

        As discussed in greater detail in the section of this Amended 10-K entitled, "Explanatory Note—Restatement Overview," Heritage has determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that Heritage record a liability and recognize compensation expense, a component of general and administrative expense, to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of these remaining costs to Bradley OP. Bradley OP has, therefore, amended the Original 10-K for the purpose of restating the financial statements and other financial information for the years ended December 31, 2004 and 2003 to reflect additional general and administrative expense from the amounts previously reported as a result of this compensation expense and liability. Bradley OP has not restated its financial statement for the years ended December 31, 2002, 2001 and 2000. The following table reflects the impact of this restatement (in thousands):

	Years ended December 31,
	2004	2003	2002	2001	2000 (1)
	(Restated)	(Restated)
Net operating income	$130,845	$129,950	$118,829	$108,006	$32,873
Add:
Interest and other	460	36	58	132	823
Gains on sales of real estate investments	28	—	—	—	—
Income from discontinued operations	532	615	755	784	219
Gains on sales of discontinued operations	970	—	—	—	—
Net derivative gains	—	—	—	986	—
Deduct:
Depreciation and amortization	50,526	47,973	42,964	39,033	12,247
Interest	39,048	33,030	35,537	47,102	7,580
General and administrative	17,617	14,562	15,324	8,256	2,294
Loss on prepayment of debt	—	—	4,215	—	—
Net derivative losses	—	—	7,766	—	—

Net income	25,644	35,036	13,836	15,517	11,794
Deduct:
Preferred stock distributions	2,176	6,656	6,656	6,656	—

Net income attributable to common unitholders	$23,468	$28,380	$7,180	$8,861	$11,794

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

Item 8: Financial Statements

        See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1 of this Form 10-K.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A: Controls and Procedures

        As discussed elsewhere in this report, Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage OP and Bradley OP. Although Bradley OP is a separate legal entity, Heritage generally manages the affairs of Bradley OP on a combined basis with Heritage's other subsidiaries and the management of Bradley OP is the same as the management of Heritage. Accordingly, for purposes of this Item 9A, all references to management refer to both Heritage's and Bradley OP's management.

(a)    Restatement

        On October 17, 2005, Heritage determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, need to be restated to correct an error discovered by Heritage's management. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. As a result of the error, Heritage, on November 9, 2005, filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004 to restate its historical financial statements to record a liability and to recognize compensation expense, a component of general and administrative expense, related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision.

        Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For this reason, Bradley OP's general partner (of which Heritage is the sole stockholder), determined that Bradley OP must also restate its historical financial statements to reflect additional general and administrative expense from the amounts previously reported as a result of the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Amended 10-K for a summary of the effects of the restatement on Bradley OP's previously issued consolidated financial statements.

(b)    Evaluation of Disclosure Controls and Procedures

        In the Original 10-K filed on March 31, 2005, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the combined disclosure controls and procedures of Heritage and its subsidiaries, including those controls specific to Bradley OP, as of the end of the period covered by the Original 10-K. Based on that evaluation, management initially concluded that those disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in Bradley OP's reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules.

        In connection with the restatement described above, with the participation of the Chief Executive Officer and Chief Financial Officer, management reevaluated those disclosure controls and procedures as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. During the course of this reevaluation, management concluded that Heritage's controls over financial reporting with respect to accounting for significant compensation arrangements were not effective as of December 31, 2004 due to a material weakness in internal control over financial reporting. In addition, management concluded that Heritage's disclosure controls and procedures were not effective as of December 31, 2004 as a result of this material weakness. Because of this conclusion, management likewise determined that Bradley OP's disclosure controls and procedures were not effective as of December 31, 2004.

        A material weakness in internal control over financial reporting is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances (including the restatement of previously issued financial statements to reflect the correction of a misstatement) that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as strong indicators that a material weakness exists.

(c)    Changes in Internal Control over Financial Reporting

        To remediate the material weakness in internal control over financial reporting described above, Heritage has enhanced the review procedures over the accounting for its significant compensation arrangements, such as executive employment and severance agreements and stock-based compensation plans. These enhanced review procedures include the formal review and written determination by Heritage's internal accounting staff prior to adoption and implementation of the accounting for all significant compensation arrangements. As of the date of this filing, Heritage has designed controls over the review of significant compensation arrangements to ensure that the accounting and reporting of such arrangements are in accordance with U.S. generally accepted accounting principles and in a manner that will remediate the material weakness in Heritage's internal control over financial reporting. As a result of the common management and controls environment of Heritage and Bradley OP, any remediation of Heritage's material weakness would result in the remediation of Bradley OP's material weakness.

        As previously stated in the Original 10-K, there was no change in Bradley OP's internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Bradley OP's internal control over financial reporting. However, subsequent to the filing of the Original 10-K, Heritage took the remedial actions described above.

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

        See page F-1 for the index of the financial statements included in the Form 10-K/A.

Financial Statement Schedule.

        See page F-1 for the index of the financial statement schedule included in the Form 10-K/A.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADLEY OPERATING LIMITED PARTNERSHIP
By:	Heritage-Austen Acquisition, Inc., Its General Partner
By:	/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast President and Chief Executive Officer

Dated: November 14, 2005

        Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast	President and Chief Executive Officer, Director (principal executive officer)	November 14, 2005
/s/ DAVID G. GAW David G. Gaw	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	November 14, 2005
/s/ PATRICK H. O'SULLIVAN Patrick H. O'Sullivan	Vice President, Finance and Accounting and Assistant Treasurer (principal accounting officer)	November 14, 2005
/s/ JOSEPH L. BARRY Joseph L. Barry	Director	November 14, 2005
/s/ BERNARD CAMMARATA Bernard Cammarata	Director	November 14, 2005
/s/ RICHARD C. GARRISON Richard C. Garrison	Director	November 14, 2005
/s/ MICHAEL J. JOYCE Michael J. Joyce	Director	November 14, 2005

/s/ DAVID W. LAUGHTON David W. Laughton	Director	November 14, 2005
/s/ KEVIN C. PHELAN Kevin C. Phelan	Director	November 14, 2005
/s/ KENNETH K. QUIGLEY, JR. Kenneth K. Quigley, Jr.	Director	November 14, 2005
/s/ RICH REARDON Rich Reardon	Director	November 14, 2005
/s/ WILLIAM M. VAUGHN William M. Vaughn	Director	November 14, 2005
/s/ ROBERT J. WATSON Robert J. Watson	Director	November 14, 2005

BRADLEY OPERATING LIMITED PARTNERSHIP

Index to Consolidated Financial Statements and Financial Statement Schedule

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Heritage Property Investment Trust, Inc.
and Unitholders of Bradley Operating Limited Partnership:

        We have audited the accompanying consolidated balance sheets of Bradley Operating Limited Partnership and subsidiaries (the Operating Partnership), a majority-owned subsidiary of Heritage Property Investment Trust, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III listed in the accompanying index to consolidated financial statements and financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        As discussed in Note 2 to the consolidated financial statements, the 2004 and 2003 consolidated financial statements have been restated.

/s/ KPMG LLP

Boston, Massachusetts
March 29, 2005, except as to Note 2, which is as of November 11, 2005

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Dollars in thousands, except for unit data)

	December 31,
	2004	2003
	(Restated)	(Restated)
Assets
Real estate investments, net	$1,317,200	$1,282,989
Cash and cash equivalents	4,558	1,715
Accounts receivable, net of allowance for doubtful accounts of $5,626 and $4,243 at December 31, 2004 and 2003, respectively	25,609	16,592
Intercompany advances	66,021	—
Prepaids and other assets	10,710	3,578
Investment in unconsolidated joint venture	3,406	—
Deferred financing and leasing costs	20,661	7,767

Total assets	$1,448,165	$1,312,641

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$178,040	$141,670
Unsecured notes payable	101,490	201,490
Line of credit facility	196,000	243,000
Related party notes payable	350,000	—
Accrued expenses and other liabilities	48,636	38,982
Accrued distributions	18,013	17,735
Intercompany payable	6,140	2,787

Total liabilities	898,319	645,664

Minority interest	2,425	2,425

Redeemable common units; 522,044 and 340,270 common units outstanding at redemption value at December 31, 2004 and 2003, respectively	16,752	9,681
Redeemable Series B Preferred Units (liquidation preference $25.00 per unit); 2,000,000 units issued and outstanding at December 31, 2003	—	50,000
Redeemable Series C Preferred Units (liquidation preference $25.00 per unit); 1,000,000 units issued and outstanding at December 31, 2003	—	25,000
Partners' capital:
General partner; 32,568,441 and 32,560,627 units outstanding at December 31, 2004 and 2003, respectively	513,226	560,651
Limited partner; 1,219,782 units outstanding	17,443	19,220

Total partners' capital	530,669	579,871

Total liabilities and partners' capital	$1,448,165	$1,312,641

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations

(In thousands, except per-unit data)

	Year ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$188,206	$186,061	$170,911
Interest and other	460	36	58

Total revenue	188,666	186,097	170,969

Expenses:
Property operating expenses	26,765	26,977	24,484
Real estate taxes	30,596	29,134	27,598
Depreciation and amortization	50,526	47,973	42,964
Interest	39,048	33,030	35,537
General and administrative	17,617	14,562	15,324
Loss on prepayment of debt	—	—	4,215

Total expenses	164,552	151,676	150,122

Income before net derivative losses and gains on sales of real estate investments	24,114	34,421	20,847
Net derivative losses	—	—	(7,766)
Gains on sales of real estate investments	28	—	—

Income before discontinued operations	24,142	34,421	13,081
Discontinued operations:
Operating income from discontinued operations	532	615	755
Gains on sales of discontinued operations	970	—	—

Income from discontinued operations	1,502	615	755

Net income	25,644	35,036	13,836
Preferred distributions	(2,176)	(6,656)	(6,656)

Net income attributable to common unitholders	$23,468	$28,380	$7,180

Basic and diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.65	$0.82	$0.21
Income from discontinued operations	0.04	0.02	0.03

Income available to common unitholders	$0.69	$0.84	$0.24

Weighted average common units outstanding	34,132	33,787	30,073

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Changes in Partners' Capital

(In thousands, except per-unit data)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$419,663	$23,129	$(8,742)	$434,050
Net income attributable to common unitholders	6,674	290	—	6,964
Other comprehensive income:
Unrealized derivative gains:
Effective portion of interest rate collar for the period from Jan. 1, 2002-Apr. 29, 2002	—	—	1,177	1,177
Reclassification adjustment to earnings for realized loss on termination of interest rate collar	—	—	7,565	7,565

Total other comprehensive income	—	—	8,742	8,742

Comprehensive income				15,706

Capital contributions	227,916	—	—	227,916
Distributions ($2.12 per unit)	(61,094)	(2,583)	—	(63,677)
Adjustment to reflect redeemable common units at redemption value	(196)	(8)	—	(204)

Balance at December 31, 2002	592,963	20,828	—	613,791

Net income attributable to common unitholders (Restated)	27,149	1,017	—	28,166
Capital contributions	9,877	—	—	9,877
Distributions ($2.10 per unit)	(67,662)	(2,562)	—	(70,224)
Adjustment to reflect redeemable common units at redemption value (Restated)	(1,676)	(63)	—	(1,739)

Balance at December 31, 2003 (Restated)	560,651	19,220	—	579,871

Net income attributable to common unitholders (Restated)	22,422	840	—	23,262
Distributions ($2.10 per unit)	(68,382)	(2,561)	—	(70,943)
Conversion of redeemable common units	165	6	—	171
Adjustment to reflect redeemable common units at redemption value (Restated)	(1,630)	(62)	—	(1,692)

Balance at December 31, 2004 (Restated)	$513,226	$17,443	$—	$530,669

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$25,644	$35,036	$13,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,840	48,389	43,386
Amortization of deferred financing costs	1,240	1,240	1,845
Net derivative losses	—	—	7,766
Loss on repayment of debt	—	—	4,215
Amortization of debt premiums	(641)	(462)	—
Gain on sale of real estate investments	(998)	—	—
Changes in operating assets and liabilities	(4,929)	4,951	4,057

Net cash provided by operating activities	71,156	89,154	75,105

Cash flows from investing activities:
Net proceeds from sales of real estate investments	22,643	—	—
Acquisitions of and additions to real estate investments	(61,000)	(16,215)	(116,665)
Expenditures for investment in unconsolidated joint venture	(3,321)	—	—
Investment in mortgage receivable	(9,188)	—	—
Receipt of mortgage receivable	9,188	—	—
Expenditures for capitalized leasing commissions	(3,065)	(3,035)	(2,783)

Net cash used by investing activities	(44,743)	(19,250)	(119,448)

Cash flows from financing activities:
Proceeds from mortgage loans payable	—	—	4,599
Repayments of mortgage loans payable	(11,898)	(10,121)	(17,049)
Repayment of unsecured notes payable	(100,000)	—	—
Proceeds from draws under line of credit facility	413,000	134,000	373,000
Repayments of draws under line of credit facility	(460,000)	(125,000)	(482,000)
Proceeds from related party notes payable	350,000	—	—
Intercompany advances	(71,087)	(17,810)	—
Repayments of intercompany advances	5,066	17,810	—
Interest rate collar termination payment	—	—	(6,788)
Capital contributions	—	9,877	227,916
Distributions paid to general partner	(68,385)	(67,676)	(43,538)
Distributions paid to limited partners	(5,266)	(9,919)	(11,026)
Redemption of Series B and C Preferred Units	(75,000)	—	—
Expenditures for deferred financing costs	—	—	(3,902)

Net cash (used in) provided by financing activities	(23,570)	(68,839)	41,212

Net increase (decrease) in cash and cash equivalents	2,843	1,065	(3,131)
Cash and cash equivalents:
Beginning of year	1,715	650	3,781

End of year	$4,558	$1,715	$650

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

(2) Restatement Overview

(a) General

        On October 17, 2005, Heritage determined that the Operating Partnership's previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, need to be restated to correct an error. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer.

        In January 2000, Heritage entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement requires Heritage to make certain payments to Mr. Prendergast to offset any taxes he incurs in connection with the exercise of these stock options. To date, Mr. Prendergast has not exercised any stock options and Heritage has not made any tax-offset payments to him.

        Prior to the restatement, Heritage did not record any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast's future exercise of these stock options. In addition, as with stock options granted to other employees under Heritage's equity incentive plan, Heritage accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related Interpretations.

        The liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options should have been recorded as a liability in Heritage's financial statements and this liability is subject to variable accounting treatment pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN No. 44"). The provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his exercise of these stock options also requires variable accounting treatment for those options pursuant to FIN No. 44.

        On November 9, 2005, Heritage filed an amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to restate its previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003 and for each of the quarters therein, to correct the error.

        Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with the Operating Partnership. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary.

        During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of the remaining general and administrative costs to the Operating Partnership. As a result of the discovery of the error, Heritage has restated its financial statements for the years ended December 31, 2004 and 2003, and each of the quarters therein to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of the Operating Partnership's general partner, has determined that the Operating Partnership must likewise amend and restate the financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in the fiscal year ended December 31, 2004 to reflect additional general and administrative expense from the amounts previously reported.

        Accordingly, the Operating Partnership has amended the historical financial statements noted herein to reflect the revised allocation to the Operating Partnership by Heritage as described above. Notes 2, 8 and 12 to these consolidated financial statements have also been amended to reflect the effects of the restatement. Certain immaterial changes to Notes 3, 6, 8 and 12 to these consolidated financial statements unrelated to the restatement have also been made.

        The following table shows the impact of the restatement to the Operating Partnership consolidated balance sheets as of December 31, 2004 and 2003, each as compared with the amounts presented in the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, (the "Original 10-K"):

	December 31, 2004			December 31, 2003
(Dollars in thousands except for unit amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$1,317,200	$—	$1,317,200	$1,282,989	$—	$1,282,989
Cash and cash equivalents	4,558	—	4,558	1,715	—	1,715
Accounts receivable, net of allowance for doubtful accounts of $5,626 and $4,243 at December 31, 2004 and 2003, respectively	25,609	—	25,609	16,592	—	16,592
Intercompany advances	66,021	—	66,021	—	—	—
Prepaids and other assets	10,710	—	10,710	3,578	—	3,578
Investment in unconsolidated joint venture	3,406	—	3,406	—	—	—
Deferred financing and leasing costs	20,661	—	20,661	7,767	—	7,767

Total assets	$1,448,165	$—	$1,448,165	$1,312,641	$—	$1,312,641

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$178,040	$—	$178,040	$141,670	$—	$141,670
Unsecured notes payable	101,490	—	101,490	201,490	—	201,490
Line of credit facility	196,000	—	196,000	243,000	—	243,000
Related party notes payable	350,000	—	350,000	—	—	—
Accrued expenses and other liabilities	48,636	—	48,636	38,982	—	38,982
Accrued distributions	18,013	—	18,013	17,735	—	17,735
Intercompany payable	—	6,140	6,140	—	2,787	2,787

Total liabilities	892,179	6,140	898,319	642,877	2,787	645,664

Minority interest	2,425	—	2,425	2,425	—	2,425

Redeemable common units, 522,044 and 340,270 common units outstanding at redemption value at December 31, 2004 and 2003, respectively	16,752	—	16,752	9,681	—	9,681
Redeemable Series B Preferred Units (liquidation preference $25.00 per unit); 2,000,000 units issued and outstanding at December 31, 2003	—	—	—	50,000	—	50,000
Redeemable Series C Preferred Units (liquidation preference $25.00 per unit); 1,000,000 units issued and outstanding at December 31, 2003	—	—	—	25,000	—	25,000
Partners' capital:
General partner; at December 31, 2004 and 2003, respectively, 32,568,441 and 32,560,627 units outstanding	519,149	(5,923)	513,226	563,338	(2,687)	560,651
Limited partner; 1,219,782 units outstanding	17,660	(217)	17,443	19,320	(100)	19,220

Total partners' capital	536,809	(6,140)	530,669	582,658	(2,787)	579,871

Total liabilities and partners' capital	$1,448,165	$—	$1,448,165	$1,312,641	$—	$1,312,641

        The following table shows the impact of the restatement to the Operating Partnership's consolidated statements of operations for fiscal years ended December 31, 2004 and 2003, each as compared with the amounts presented in the Original 10-K:

	Year Ended December 31, 2004			Year Ended December 31, 2003
(In Thousands, except per-unit amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$188,206	$—	$188,206	$186,061	$—	$186,061
Interest and other	460	—	460	36	—	36

Total revenue	188,666	—	188,666	186,097	—	186,097

Expenses:
Property operating expenses	26,765	—	26,765	26,977	—	26,977
Real estate taxes	30,596	—	30,596	29,134	—	29,134
Depreciation and amortization	50,526	—	50,526	47,973	—	47,973
Interest	39,048	—	39,048	33,030	—	33,030
General and administrative	14,264	3,353	17,617	11,775	2,787	14,562

Total expenses	161,199	3,353	164,552	148,889	2,787	151,676

Income before gains on sales of real estate investment	27,467	(3,353)	24,114	37,208	(2,787)	34,421
Gains on sales of real estate investment	28	—	28	—	—	—

Income before discontinued operations	27,495	(3,353)	24,142	37,208	(2,787)	34,421
Discontinued Operations:
Operating income from discontinued operations	532	—	532	615	—	615
Gains on sales of discontinued operations	970	—	970	—	—	—

Income from discontinued operations	1,502	—	1,502	615	—	615

Net income	28,997	(3,353)	25,644	37,823	(2,787)	35,036
Preferred distributions	(2,176)	—	(2,176)	(6,656)	—	(6,656)

Net income attributable to common unitholders	$26,821	$(3,353)	$23,468	$31,167	$(2,787)	$28,380

Basic and diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.75	$(0.10)	$0.65	$0.90	$(0.08)	$0.82
Income from discontinued operations	0.04	—	0.04	0.02	—	0.02

Net income available to common unitholders	$0.79	$(0.10)	$0.69	$0.92	$(0.08)	$0.84

Weighted average common units outstanding	34,132	—	34,132	33,787	—	33,787

        The restatement had no effect on net cash flows from operating, investing, or financing activities for the years ended December 31, 2004 and 2003.

(b) Line of Credit Waiver

        The Operating Partnership is Guarantor under a Credit Agreement, dated as of March 29, 2005, by and among Heritage, Wachovia Capital Markets, LLC, as Arranger, Wachovia Bank, National Association, as Agent, each of Deutsche Bank Trust Company Americas and Key Bank National Association, as Syndication Agents, each of Bank of America, National Association and Commerzbank Aktiengesellschaft, New York Branch, as Documentation Agents, and each of the financial institutions initially a signatory to the Credit Agreement.

        On October 20, 2005, Heritage obtained a waiver (the "Waiver") under this Credit Agreement. The Waiver waives any potential event of default or event of default under the Credit Agreement that Heritage expects would have been caused by the restatement of its financial results. As a result of the restatement, among other things, Heritage would no longer be able to make the representations under the Credit Agreement concerning the conformity with U.S. generally accepted accounting principles of its previously delivered financial statements. Because the restatement is not expected to result in Heritage's having breached any of the financial covenants in the Credit Agreement, the Waiver does not waive or modify any such financial covenants.

        Under the terms of the Waiver, the Credit Agreement remains in full force and effect; therefore, Heritage is currently permitted to borrow under its line of credit.

(3) Summary of Significant Accounting Policies

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

        In addition, SFAS No. 144 retains the basic provisions of Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presenting discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Operating Partnership adopted SFAS No. 144 on January 1, 2002 and accordingly, the operating results of real estate sold during the years ended December 31, 2004 and 2003, have been reclassified and reported as discontinued operations for the years ended December 31, 2004, 2003, and 2002.

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

        The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions consummated to date. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. For the years ended December 31, 2004 and 2003, the Operating

Partnership recognized upon acquisition, additional intangible assets and liabilities as follows (in thousands):

	2004	2003
Assets:
Acquired in-place lease value	$12,615	$—
Acquired above-market leases	$1,038	$—
Liabilities:
Acquired below-market leases	$862	$—

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

(4) Real Estate Investments

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

Acquisitions

        During the year ended December 31, 2004, the Operating Partnership completed the acquisition of three shopping centers aggregating 0.7 million square feet of gross leasable area ("GLA"), of which the Operating Partnership acquired 0.5 million square feet of GLA. The aggregate acquisition price of the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $90.2 million, which was funded with borrowings under the Operating Partnership's line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of redeemable common units. There were no acquisitions in 2003.

        During the year ended December 31, 2002, the Operating Partnership completed the acquisition of nine shopping centers aggregating 2.9 million square feet of GLA, of which the Operating Partnership acquired 2.2 million square feet of GLA. The aggregate acquisition price of the shopping centers was $189.8 million, which was funded with borrowings under the line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of redeemable common units.

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

(5) Investment in Unconsolidated Joint Venture

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

(6) Supplemental Cash Flow Information

        During the years ended December 31, 2004, 2003, and 2002 interest paid was $47.4 million, $32.3 million, and $34.3 million, respectively, of which $5.5 million, $0, and $0, respectively, were to a related party.

        Included in accrued expenses and other liabilities at December 31, 2004 and 2003 are accrued expenditures for real estate investments of $4.7 million and $3.4 million, respectively.

        During the year ended December 31, 2004, 7,814 redeemable common units were converted to general partner units with a value of $0.2 million.

        During the years ended December 31, 2004 and 2002, the Operating Partnership assumed $48.9 million and $87.2 million, respectively, of existing debt in connection with the acquisition of one and six shopping centers respectively. In addition, during the years ended December 31, 2004 and 2002, the Operating Partnership issued 189,588 and 314,071, respectively, redeemable common units with a fair value at date of issuance of $6.2 million and $7.9 million, respectively in connection with the acquisition of various shopping centers.

        Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

(7) Operating Leases

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

(8) Debt

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

        As a result of Heritage's restatement, Heritage was initially in default under the line of credit because its representation with respect to its financial statements was not true. As described in Note 2, on October 20, 2005, Heritage obtained from the financial institutions party to the line of credit a waiver of this default.

        Selected financial information of Heritage OP, the co-borrower, is as follows as of and for the years ended December 31, 2004 and 2003 (in thousands):

	December 31,
Description
	2004	2003
	(Restated)	(Restated)
Real estate investments, net	$905,438	$874,243
Other assets	$61,783	$40,691
Total assets	$967,221	$914,934
Indebtedness (excluding line of credit) (1)	$537,021	$491,295
Other liabilities	$57,685	$51,281
Partners' capital	$372,515	$372,358
Total revenue (excluding discontinued operations)	$138,460	$113,020
Net income	$16,511	$9,333

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

(d) Guaranty of Unsecured Debt

        On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the "Notes") at in interest rate of 4.5% notes due October 15, 2009 with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership's and Heritage OP's combined line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the line of credit at terms substantially identical to the Notes. These intercompany notes are classified as related party notes payable in the accompanying 2004 consolidated balance sheet. Accrued interest payable of $3.5 million and $0 as of December 31, 2004 and 2003, respectively, relating to the related party unsecured notes payable is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for these related party unsecured notes was $9.1 million, $0, and $0 for the years ended December 31, 2004,

2003 and 2002, respectively. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

(9) Income Taxes

        The Operating Partnership is not liable for Federal income taxes as each partner reports its allocable share of income and deductions on its respective return; accordingly, no provision for Federal income taxes is reported in the accompanying consolidated financial statements.

(10) Commitments and Contingencies

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

(11) Derivative and Hedging Activities

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

(12) Capital Structure

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

        Pursuant to the Operating Partnership Agreement, outside limited partners in the Operating Partnership have the right to redeem all or any portion of their common units for cash from the Operating Partnership. However, Heritage may elect to acquire their interest by issuing common stock of Heritage in exchange for common units on a one-for-one basis. The amount of cash to be paid to the limited partner if the redemption right is exercised and the cash option is elected by Heritage is based on the trading price of Heritage's common stock at the conversion date. Due to the redemption option existing outside the control of the Operating Partnership, such limited partners' redeemable common units are not included in Partners' Capital and are stated at their redemption value.

        The following table reflects the activity for redeemable common and preferred units for the years ended December 31, 2004 (restated), 2003 (restated), and 2002 (in thousands):

	Redeemable Common Units	Series B Preferred Units	Series C Preferred Units
Balance at December 31, 2001	$527	$50,000	$25,000

Net income allocable to redeemable common units	216	4,438	2,218
Acquisition of properties in exchange for limited partner common units	7,852	—	—
Distributions to redeemable common units	(302)	(4,438)	(2,218)
Adjustment to reflect redeemable common units at redemption value	204	—	—

Balance at December 31, 2002	8,497	50,000	25,000

Net income allocable to redeemable common units	214	4,438	2,218
Distributions to redeemable common units	(769)	(4,438)	(2,218)
Adjustment to reflect redeemable common units at redemption value	1,739	—	—

Balance at December 31, 2003	9,681	50,000	25,000

Net income allocable to redeemable common units	206	99	2,077
Acquisition of properties in exchange for limited partner common units	6,152	—	—
Conversion of redeemable common units	(171)	—	—
Distributions to redeemable common units	(808)	(99)	(2,077)
Adjustment to reflect redeemable common units at redemption value	1,692	—	—
Redemption of Series B and C Preferred Units	—	(50,000)	(25,000)

Balance at December 31, 2004	$16,752	$—	$—

(13) Segment Reporting

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

(14) Newly Issued Accounting Standards

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

S-III-10

QuickLinks

BRADLEY OPERATING LIMITED PARTNERSHIP ANNUAL REPORT ON FORM 10-K/A INDEX
EXPLANATORY NOTE
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
  Item 14: Principal Accounting Fees and Services
PART IV
  Item 15: Exhibits and Financial Statement Schedules
SIGNATURES
BRADLEY OPERATING LIMITED PARTNERSHIP Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Balance Sheets (Dollars in thousands, except for unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Operations (In thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Changes in Partners' Capital (In thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Cash Flows (In thousands)
BRADLEY OPERATING LIMITED PARTNERSHIP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2004, 2003, and 2002