Form 10-Q/A
period 2005-03-31
BRADLEY OPERATING L P
filed 2005-11-14
CIK 1039189

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission file number: 000-23065

BRADLEY OPERATING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3306041 (I.R.S. Employer Identification No.)
131 Dartmouth Street, Boston, MA (Address of principal executive offices)	02116 (Zip Code)
(617) 247-2200 (Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒.

BRADLEY OPERATING LIMITED PARTNERSHIP

INDEX TO FORM 10-Q/A

 BRADLEY OPERATING LIMITED PARTNERSHIP

EXPLANATORY NOTE

Restatement Overview

        For the reasons noted below, Bradley Operating Limited Partnership ("Bradley OP") has filed this amendment on Form 10-Q/A (the "Amended 10-Q") to its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005 to amend and restate the financial statements and other financial information noted herein for the three-month periods ended March 31, 2005 and 2004.

        On October 17, 2005, Heritage Property Investment Trust, Inc. ("Heritage"), the sole stockholder of Bradley OP's general partner, determined that Heritage's previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, and its unaudited quarterly financial statements for the period ended March 31, 2005, need to be restated to correct an error discovered by its management. The error pertains to the effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. On October 20, 2005, Heritage filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated.

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

        Prior to its restatement, Heritage did not record any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast's future exercise of stock options. In addition, as with stock options granted to other employees under Heritage's equity incentive plan, Heritage has accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25") and related Interpretations.

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

        During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of the remaining general and administrative costs to Bradley OP. As a result of the discovery of the error, Heritage has restated its financial statements for the quarterly period ended March 31, 2005 to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of Bradley OP's general partner, has determined that Bradley OP must likewise amend and restate its financial statements and other financial information for the three-month periods ended

March 31, 2005 and 2004 to reflect additional general and administrative expense from the amounts previously reported. On October 21, 2005, Bradley OP filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated.

        Accordingly, Bradley OP is filing this Amended 10-Q for the purpose of amending those historical financial statements set forth herein to reflect the allocation by Heritage to Bradley OP of additional general and administrative expense related to the tax-offset provision.

        The following table shows the impact of the restatement to Bradley OP's consolidated balance sheets as of March 31, 2005 and December 31, 2004, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005 (the "Original 10-Q"):

	March 31, 2005			December 31, 2004
(In Thousands except for unit amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$1,307,130	$—	$1,307,130	$1,317,200	$—	$1,317,200
Cash and cash equivalents	1,115	—	1,115	4,558	—	4,558
Accounts receivable, net of allowance for doubtful accounts of $5,927 in 2005 and $5,626 in 2004	27,516	—	27,516	25,609	—	25,609
Intercompany advances	76,815	—	76,815	66,021	—	66,021
Prepaids and other assets	10,923	—	10,923	10,710	—	10,710
Investment in unconsolidated joint venture	3,510	—	3,510	3,406	—	3,406
Deferred financing and leasing costs	19,897	—	19,897	20,661	—	20,661

Total assets	$1,446,906	$—	$1,446,906	$1,448,165	$—	$1,448,165

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$176,574	$—	$176,574	$178,040	$—	$178,040
Unsecured notes payable	101,490	—	101,490	101,490	—	101,490
Line of credit facility	—	—	—	196,000	—	196,000
Related party line of credit facility	211,000	—	211,000	—	—	—
Related party note payable	350,000	—	350,000	350,000	—	350,000
Accrued expenses and other liabilities	45,449	—	45,449	48,636	—	48,636
Accrued distributions	18,013	—	18,013	18,013	—	18,013
Intercompany payable	—	4,078	4,078	—	6,140	6,140

Total liabilities	902,526	4,078	906,604	892,179	6,140	898,319

Minority interest	2,425	—	2,425	2,425	—	2,425

Redeemable common units, 522,044 common units outstanding at March 31, 2005 and December 31, 2004, at redemption value	15,494	—	15,494	16,752	—	16,752

Partners' capital:
General partner; 32,568,441 units outstanding at March 31, 2005 and December 31, 2004	509,169	(3,930)	505,239	519,149	(5,923)	513,226
Limited partner; 1,219,782 units outstanding at March 31, 2005 and December 31, 2004	17,292	(148)	17,144	17,660	(217)	17,443

Total partners' capital	526,461	(4,078)	522,383	536,809	(6,140)	530,669

Total liabilities and partners' capital	$1,446,906	$—	$1,446,906	$1,448,165	$—	$1,448,165

        The following table shows the impact of the restatement to Bradley OP's consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three-Months Ended March 31, 2005			Three-Months Ended March 31, 2004
(In thousands except per-unit data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$51,368	$—	$51,368	$47,124	$—	$47,124
Interest and other	120	—	120	5	—	5

Total revenue	51,488	—	51,488	47,129	—	47,129

Expenses:
Property operating expenses	8,045	—	8,045	7,554	—	7,554
Real estate taxes	7,806	—	7,806	7,517	—	7,517
Depreciation and amortization	13,789	—	13,789	12,294	—	12,294
Interest	11,642	—	11,642	8,094	—	8,094
General and administrative	3,800	(2,062)	1,738	3,148	2,159	5,307

Total expenses	45,082	(2,062)	43,020	38,607	2,159	40,766

Income before discontinued operations	6,406	2,062	8,468	8,522	(2,159)	6,363

Income from discontinued operations	—	—	—	141	—	141

Net income	6,406	2,062	8,468	8,663	(2,159)	6,504
Preferred distributions	—	—	—	(1,208)	—	(1,208)

Net income attributable to common unitholders	$6,406	$2,062	$8,468	$7,455	$(2,159)	$5,296

Basic and diluted earnings per common unit:
Income before discontinued operations	$0.19	$0.06	$0.25	$0.22	$(0.06)	$0.16
Income from discontinued operations	—	—	—	—	—	—

Net income attributable to common unitholders	$0.19	$0.06	$0.25	$0.22	$(0.06)	$0.16

Weighted average common units outstanding	34,310	—	34,310	34,121	—	34,121

        The restatement had no effect on net cash flows from operating, investing, or financing activities for the three-month periods ended March 31, 2005 and 2004.

        The following items of the Original 10-Q have been amended to reflect the restatement:

Part I

        Item 1—Financial Statements (Notes to Condensed Consolidated Financial Statements)

        Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition

        Item 4—Controls and Procedures

        For the convenience of the reader, this Amended 10-Q includes all information contained in the Original 10-Q, and, except for immaterial changes to Note 6 to the consolidated financial statements set forth herein, no attempt has been made in this Amended 10-Q to modify or update the Original 10-Q, except as required by the effects of the restatement. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original 10-Q on May 13, 2005. Accordingly, this Amended 10-Q should be read in conjunction with Bradley OP's filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

PART I

ITEM 1.    Financial Statements

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Unaudited and in thousands of dollars except for unit data)

	March 31, 2005	December 31, 2004
	(Restated)	(Restated)
Assets
Real estate investments, net	$1,307,130	$1,317,200
Cash and cash equivalents	1,115	4,558
Accounts receivable, net of allowance for doubtful accounts of $5,927 in 2005 and $5,626 in 2004	27,516	25,609
Intercompany advances	76,815	66,021
Prepaids and other assets	10,923	10,710
Investment in unconsolidated joint venture	3,510	3,406
Deferred financing and leasing costs	19,897	20,661

Total assets	$1,446,906	$1,448,165

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$176,574	$178,040
Unsecured notes payable	101,490	101,490
Line of credit facility	—	196,000
Related party line of credit facility	211,000	—
Related party note payable	350,000	350,000
Accrued expenses and other liabilities	45,449	48,636
Accrued distributions	18,013	18,013
Intercompany payable	4,078	6,140

Total liabilities	906,604	898,319

Minority interest	2,425	2,425

Redeemable common units, 522,044 common units outstanding at March 31, 2005 and December 31, 2004 at redemption value	15,494	16,752

Partners' capital:
General partner; 32,568,441 units outstanding at March 31, 2005 and December 31, 2004	505,239	513,226
Limited partner; 1,219,782 units outstanding at March 31, 2005 and December 31, 2004	17,144	17,443

Total partners' capital	522,383	530,669

Total liabilities and partners' capital	$1,446,906	$1,448,165

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Three Months ended March 31, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$51,368	$47,124
Interest and other	120	5

Total revenue	51,488	47,129

Expenses:
Property operating expenses	8,045	7,554
Real estate taxes	7,806	7,517
Depreciation and amortization	13,789	12,294
Interest	11,642	8,094
General and administrative	1,738	5,307

Total expenses	43,020	40,766

Income before discontinued operations	8,468	6,363
Income from discontinued operations	—	141

Net income	8,468	6,504
Preferred distributions	—	(1,208)

Net income attributable to common unitholders	$8,468	$5,296

Basic and diluted earnings per common unit:
Income before discontinued operations	$0.25	$0.16

Income from discontinued operations	—	—

Income attributable to common unitholders	$0.25	$0.16

Weighted average common units outstanding	34,310	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004
(unaudited and in thousands of dollars)

	Three months ended March 31,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$8,468	$6,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,789	12,294
Amortization of deferred debt financing costs	412	310
Amortization of debt premiums	(327)	(112)
Income from unconsolidated joint venture	(104)	—
Changes in operating assets and liabilities	(4,435)	(2,548)

Net cash provided by operating activities	17,803	16,448

Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(5,213)	(3,097)
Expenditures for capitalized leasing commissions	(1,088)	(579)

Net cash used for investing activities	(6,301)	(3,676)

Cash flows from financing activities:
Repayments of mortgage loans payable	(1,139)	(5,376)
Proceeds from prior line of credit facility	26,000	74,000
Proceeds from new related party line of credit facility	211,000	—
Repayments under prior line of credit facility	(11,000)	(12,000)
Repayments of prior line of credit facility	(211,000)	—
Redemption of Series B and C Preferred Units	—	(50,000)
Intercompany advances	(10,794)	—
Intercompany borrowings	—	1,139
Distributions paid to general partner	(17,098)	(17,095)
Distributions paid to limited partners	(640)	(640)
Distributions paid to redeemable common units	(274)	(179)

Net cash used for financing activities	(14,945)	(10,151)

Net (decrease) increase in cash and cash equivalents	(3,443)	2,621
Cash and cash equivalents:
Beginning of period	4,558	1,715

End of period	$1,115	$4,336

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

1.     Organization

Basis of Presentation

        Bradley Operating Limited Partnership (the "Operating Partnership") is the entity through which Heritage Property Investment Trust, Inc. ("Heritage", or the "Company") conducts substantially all of its business in the Midwestern United States. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of the operating partnership issued to Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the indirect general partner (through a wholly-owned subsidiary) of the Operating Partnership and through a wholly-owned subsidiary directly holds general and limited partner common units. At March 31, 2005 and December 31, 2004, the Operating Partnership owned (either directly or through subsidiaries) 106 neighborhood and community shopping centers.

        Heritage is a Maryland Corporation organized as a real estate investment trust ("REIT"). Heritage was formed on July 1, 1999 and commenced operations on July 9, 1999 through the contribution of $550 million of real estate investments and related assets, net of liabilities, by Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamsters & Trucking Industry Pension Fund ("NETT"), and $25 million of cash from the Prudential Insurance Company of America ("Prudential"). Heritage qualifies as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").

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

        The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership's financial statements as of and for the year ended December 31, 2004 and notes thereto as filed with the Securities and Exchange Commission. In addition, these financial statements should be read in conjunction with the separate consolidated financial statements of Heritage as of and for the three-month period ended March 31, 2005, which include the Operating Partnership's results, as contained in Heritage's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

2.     Restatement Overview

  (a) General

        On October 17, 2005, Heritage determined that the Operating Partnership's previously issued financial statements for the fiscal years ended December 31, 2004 and 2003 and for each of the quarters in the fiscal year ended December 31, 2004, and its unaudited quarterly financial statements for the period ended March 31, 2005, need to be restated to correct an error. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer.

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

        On November 9, 2005, Heritage filed an amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to restate its previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003, and an amendment to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005 to restate its unaudited quarterly financial statements for the period ended March 31, 2005 to correct this error.

        Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with the Operating Partnership. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary.

        During the three-month periods ended March 31, 2005 and 2004 and the years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 63%, 63%, 65% and 66%, respectively, of the remaining general and administrative costs to the Operating Partnership. As a result of the discovery of the error, Heritage has restated its financial statements for the quarterly period ended March 31, 2005 to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of the Operating Partnership's general partner, has determined that the Operating Partnership must likewise amend and restate the financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004 to reflect additional general and administrative expense from the amounts previously reported.

        Accordingly, the Operating Partnership has amended the historical financial statements noted herein to reflect the revised allocation to the Operating Partnership by Heritage as described above. Notes 2 and 6 to these consolidated financial statements also have been amended to reflect the restatement. Certain immaterial changes to Notes 3 and 6 to these consolidated financial statements unrelated to the restatement have also been made.

        The following table shows the impact of the restatement to the Operating Partnership's consolidated balance sheets as of March 31, 2005 and December 31, 2004, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005 (the "Original 10-Q"):

	March 31, 2005			December 31, 2004
(In thousands except for unit amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$1,307,130	$—	$1,307,130	$1,317,200	$—	$1,317,200
Cash and cash equivalents	1,115	—	1,115	4,558	—	4,558
Accounts receivable, net of allowance for doubtful accounts of $5,927 in 2005 and $5,626 in 2004	27,516	—	27,516	25,609	—	25,609
Intercompany advances	76,815	—	76,815	66,021	—	66,021
Prepaids and other assets	10,923	—	10,923	10,710	—	10,710
Investment in unconsolidated joint venture	3,510	—	3,510	3,406	—	3,406
Deferred financing and leasing costs	19,897	—	19,897	20,661	—	20,661

Total assets	$1,446,906	$—	$1,446,906	$1,448,165	$—	$1,448,165

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$176,574	$—	$176,574	$178,040	$—	$178,040
Unsecured notes payable	101,490	—	101,490	101,490	—	101,490
Line of credit facility	—	—	—	196,000	—	196,000
Related party line of credit facility	211,000	—	211,000	—	—	—
Related party notes payable	350,000	—	350,000	350,000	—	350,000
Accrued expenses and other liabilities	45,449	—	45,449	48,636	—	48,636
Accrued distributions	18,013	—	18,013	18,013	—	18,013
Intercompany payable	—	4,078	4,078	—	6,140	6,140

Total liabilities	902,526	4,078	906,604	892,179	6,140	898,319

Minority interest	2,425	—	2,425	2,425	—	2,425

Redeemable common units, 522,044 common units outstanding at March 31, 2005 and December 31, 2004, at redemption value	15,494	—	15,494	16,752	—	16,752

Partners' capital:
General partner; 32,568,441 units outstanding at March 31, 2005 and December 31, 2004	509,169	(3,930)	505,239	519,149	(5,923)	513,226
Limited partner; 1,219,782 units outstanding at March 31, 2005 and December 31, 2004	17,292	(148)	17,144	17,660	(217)	17,443

Total partners' capital	526,461	(4,078)	522,383	536,809	(6,140)	530,669

Total liabilities and partners' capital	$1,446,906	$—	$1,446,906	$1,448,165	$—	$1,448,165

        The following table shows the impact of the restatement to the Operating Partnership's consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three-Months Ended March 31, 2005			Three-Months Ended March 31, 2004
(In thousands, except per-unit amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$51,368	$—	$51,368	$47,124	$—	$47,124
Interest and other	120	—	120	5	—	5

Total revenue	51,488	—	51,488	47,129	—	47,129

Expenses:
Property operating expenses	8,045	—	8,045	7,554	—	7,554
Real estate taxes	7,806	—	7,806	7,517	—	7,517
Depreciation and amortization	13,789	—	13,789	12,294	—	12,294
Interest	11,642	—	11,642	8,094	—	8,094
General and administrative	3,800	(2,062)	1,738	3,148	2,159	5,307

Total expenses	45,082	(2,062)	43,020	38,607	2,159	40,766

Income before discontinued operations	6,406	2,062	8,468	8,522	(2,159)	6,363

Income from discontinued operations	—	—	—	141	—	141

Net income	6,406	2,062	8,468	8,663	(2,159)	6,504
Preferred distributions	—	—	—	(1,208)	—	(1,208)

Net income attributable to common unitholders	$6,406	$2,062	$8,468	$7,455	$(2,159)	$5,296

Basic and diluted earnings per common unit:
Income before discontinued operations	$0.19	$0.06	$0.25	$0.22	$(0.06)	$0.16
Income from discontinued operations	—	—	—	—	—	—

Net income attributable to common unitholders	$0.19	$0.06	$0.25	$0.22	$(0.06)	$0.16

Weighted average common units outstanding	34,310	—	34,310	34,121	—	34,121

        The restatement had no effect on net cash flows from operating, investing, or financing activities for the three-month periods ended March 31, 2005 and 2004.

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

        On October 20, 2005, Heritage obtained a waiver (the "Waiver") under this Credit Agreement. The Waiver waives any potential event of default or event of default under the Credit Agreement that Heritage expects would have been caused by its restatement of financial results. As a result of the restatement, among other things, Heritage would no longer be able to make the representations under the Credit Agreement concerning the conformity with U.S. generally accepted accounting principles of its previously delivered financial statements. Because the restatement did not result in Heritage's having breached any of the financial covenants in the Credit Agreement, the Waiver does not waive or modify any such financial covenants.

        Under the terms of the Waiver, the Credit Agreement remains in full force and effect; therefore, Heritage is currently permitted to borrow under its line of credit.

3.     Supplemental Cash Flow Information

        During the three-month periods ended March 31, 2005 and 2004, interest paid was $9.7 million and $8.0 million, respectively of which no amounts were paid to related parties.

        Included in accrued expenses and other liabilities at March 31, 2005 and December 31, 2004 are accrued expenditures for real estate investments of $2.2 million and $4.7 million, respectively.

4.     Real Estate Investments

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

5.     Investment in Joint Venture

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

        The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to extension). As of March 31, 2005, $14.1 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Company (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2005 is not material to the Operating Partnership's financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

        In April 2005, in accordance with the joint venture agreement, the Operating Partnership made an additional $0.7 million contribution to the joint venture. In addition, the joint venture agreement was amended to change the income allocation and cash distributions of the joint venture.

6.     Debt

Prior Line of Credit

        On April 29, 2002, the Operating Partnership and Heritage Property Investment Limited Partnership ("Heritage OP"), Heritage's other operating subsidiary, entered as co-borrowers on a joint and several basis into a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Heritage and certain of Heritage's other subsidiaries guaranteed this prior line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At March 31, 2004, $196 million was outstanding on the prior line of credit, all of which was carried on the Operating Partnership's balance sheet.

        Interest on this line of credit was determined at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 80 basis points to 135 basis points, depending upon the Company's debt rating, and required monthly payments of interest. The variable rate in effect at March 31, 2004, including the lender's margin of 105 basis points and borrowings outstanding at the base rate, was 2.15%. In addition, this line of credit had a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon the Company's debt rating, and required quarterly payments.

New Related Party Line of Credit

        Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, Heritage entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and the Operating Partnership, Heritage OP and certain of the Company's other subsidiaries have guaranteed this new line of credit. This new line of credit replaces the Company's prior line of credit and is being used principally to fund growth opportunities and for working capital purposes.

        Heritage's ability to borrow under this new line of credit is subject to ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits Heritage's ability to make distributions in excess of 90% of Heritage annual funds from operations. In addition, this line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage debt rating. The variable rate in effect at March 31, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.52%. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage's debt rating, and requires quarterly payments.

        Upon entering into this new line of credit, Heritage established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to the Operating Partnership. The terms of this related party line of credit facility are substantially identical to the Company's line of credit facility and is shown as Related Party Line of Credit on the accompanying March 31, 2005 balance sheet. The Operating Partnership used these funds to repay the entire outstanding balance of the prior line of credit. As of March 31, 2005, $211 million was outstanding under this related party line of credit facility. Accrued interest payable of $0.1 million and $0 as of March 31, 2005 and

December 31, 2004, respectively, relating to the related party line of credit is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party line of credit was $0.1 million and $0 for the three-month periods ended March 31, 2005 and 2004, respectively.

        As a result of Heritage's restatement, at March 31, 2005, Heritage was in default under the line of credit because its representation with respect to its financial statements was not true. As described in Note 2, on October 20, 2005, Heritage obtained from the financial institutions party to the line of credit a waiver of this default. Except as noted above, Heritage was in compliance with all applicable covenants under the new related party line of credit as of March 31, 2005.

        Selected financial information of Heritage OP, the co-guarantor, as of and for the three-month period ended March 31, 2005 (unaudited) and as of and for the year ended December 31, 2004 (in thousands) is as follows:

Description	March 31, 2005	December 31, 2004
	(Restated)	(Restated)
Real estate investments, net	$900,217	$905,438
Other assets	63,474	61,783
Total assets	963,691	967,221
Indebtedness (excluding line of credit)(a)	545,640	537,021
Other liabilities	47,109	57,685
Partners' capital	370,942	372,515
Total revenue (excluding discontinued operations)	36,679	138,460
Net income	5,121	16,511

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

Guaranty of Unsecured Notes Payable

        On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the "Notes") at an interest rate of 4.5%, which are due October 15, 2009, with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership's and Heritage OP's prior line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the line of credit at terms substantially identical to the Notes. These intercompany notes are classified as Related Party Notes Payable in the accompanying March 31, 2005 consolidated balance sheet. Accrued interest payable of $7.8 million and $3.5 million as of March 31, 2005 and

December 31, 2004, respectively, relating to the related party unsecured notes payable is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party unsecured notes was $4.3 million and $0 for the three-month periods ended March 31, 2005 and 2004, respectively. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

7.     Redeemable Preferred Units

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

8.     Subsequent Event

        In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center ("Skillman Abrams"), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Operating Partnership has a minority interest in the joint venture and an affiliate is the property manager of Skillman Abrams pursuant to a property management agreement.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results. The factors that could cause actual results to differ materially from current expectations include financial performance and operations of our shopping centers, including our tenants, real estate conditions, current and future bankruptcies of our tenants, execution of shopping center redevelopment programs, our ability to finance our operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004 and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements.

        All references to "we," "us," "our," "ours" or "Heritage" in this report refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All references to "Bradley OP" or the "Operating Partnership" in this report refer to Bradley Operating Limited Partnership, a subsidiary of Heritage, and its subsidiaries.

        As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Heritage has determined that the provision of its Chairman, President and Chief Executive Officer, Thomas C. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that Heritage record a liability and recognize compensation expense, a component of general and administrative expense, to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of these general and administrative costs to Bradley OP. Heritage, as sole stockholder of Bradley OP's general partner, has determined that Bradley OP must likewise amend and restate its financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004 to reflect additional general and administrative expense from the amounts previously reported. A detailed discussion regarding the reasons for the restatement can be found in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview."

Overview

        Bradley Operating Limited Partnership, or Bradley OP, is one of the legal entities through which Heritage Property Investment Trust, Inc., or Heritage, a fully integrated, self-administered and self-managed real estate investment trust, or "REIT," conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Heritage is one of the nation's largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of March 31, 2005, Heritage had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of GLA, of which approximately 28.0 million square feet was Company-owned GLA.

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

Investments in Unconsolidated Joint Venture

        Upon entering into a joint venture agreement, the Company assesses whether the joint venture is considered a variable interest entity in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). The Company has no interests in variable interest entities as of March 31, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures ("SOP No. 78-9") and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

        As of March 31, 2005, the Company accounts for its joint venture under the equity method of accounting because it exercises significant influence over, but does not control, this entity. This investment was recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the Company's allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as other income. The Company's allocation of joint venture income or loss follows the joint venture's distribution priorities.

        In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint ventures relating solely to the extent of the outside partner's interest

Hedging Activities

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

        If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine hedge effectiveness were different, amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings in the future could be affected.

Results of Operations

        For the reasons described in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Bradley OP has restated its financial statements and other financial information for the three-month periods ended March 31, 2005 and 2004. The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP. The operations of Bradley OP and its subsidiaries comprise approximately 58% of Heritage's total net operating income for the three-month period ended March 31, 2005. For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the three-month periods ended March 31, 2005 and 2004, see Heritage's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission.

        The comparison of operating results for the three-month period ended March 31, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that Bradley OP owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes in income before net gains attributable to our Total Portfolio. Unless otherwise indicated, increases in revenue and expenses attributable to the Total Portfolio are due to the acquisition of properties during the periods being compared. In addition, amounts reported as discontinued operations in the accompanying consolidated financial statements related to properties that have been sold prior to March 31, 2005 are excluded from the Same Property Portfolio and Total Portfolio information.

Comparison of the three-month period ended March 31, 2005 (as restated) to the three-month period ended March 31, 2004 (as restated).

        The table below shows selected operating information for Total Portfolio and the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through March 31, 2005, which constitute the Same Property Portfolio for the three-month periods ended March 31, 2005 and 2004 (in thousands). The only line items in the table below affected by the restatement are "General and administrative" and "Income before discontinued operations."

	Same Property Portfolio				Total Portfolio
(Dollars in Thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
					(Restated)	(Restated)
Revenue:
Rentals	$34,262	$33,618	$644	1.9%	$36,180	$33,758	$2,422	7.2%
Percentage rent	824	1,006	(182)	(18.1)%	824	1,110	(286)	(25.8)%
Recoveries	12,454	11,771	683	5.8%	13,069	11,770	1,299	11.0%
Other property	1,293	486	807	166.0%	1,295	486	809	166.5%

Total revenue	48,833	46,881	1,952	4.2%	51,368	47,124	4,244	9.0%
Expenses:
Property operating expenses	7,725	7,556	169	2.2%	8,045	7,554	491	6.5%
Real estate taxes	7,365	7,517	(152)	(2.0)%	7,806	7,517	289	3.8%

Net operating income(*)	$33,743	$31,808	$1,935	6.1%	35,517	32,053	3,464	10.8%

Add:
Interest and other income					120	5	115	2,300.0%
Deduct:
Depreciation and amortization					13,789	12,294	1,495	12.2%
Interest					11,642	8,094	3,548	43.8%
General and administrative					1,738	5,307	(3,569)	(67.3)%

Income before discontinued operations					$8,468	$6,363	$2,105	33.1%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 36-37.

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

        Interest expense increased primarily as a result of an increase in overall indebtedness and an increase in interest rates. Overall indebtedness increased as a result of Heritage's $200 million 5.125% bond offering completed in April 2004 and $150 million 4.5% bond offering completed in October 2004. The net proceeds of these offerings were advanced to Bradley OP in exchange for intercompany notes payable. In November 2004, Bradley OP used portions of these proceeds to repay $100 million 7% bonds previously outstanding with the Operating Partnership. Interest expense for the related party line of credit facility increased $0.4 million due to higher LIBOR rates partially offset by lower average balances in the first quarter of 2005. The interest rate on the related party line of credit was 3.52% for the quarter ended March 31, 2005. The interest rate on the line of credit was 2.15% for the quarter ended March 31, 2004.

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

        As set forth in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Bradley OP has filed this Amended 10-Q to restate its historical financial statements to reflect the allocation to Bradley OP of additional compensation expense as a result of the restatement of Heritage's own financial statements. Compensation expense is a component of Bradley OP's general and administrative expense. As a result of the additional compensation expense allocated to Bradley OP for each of the three-month periods ended March 31, 2005 and March 31, 2004 associated with this tax-offset provision, Bradley OP's general and administrative expense decreased approximately $2.1 million in the three-month period ended March 31, 2005, and increased approximately $2.2 million in the three-month period ended March 31, 2004, relative to the amounts reported in the Original 10-Q. Consequently, taking into account the effects of the restatement, Bradley OP's general and administrative expense decreased an additional $4.3 million from the decrease reported in the Original 10-Q for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004.

        As reported in the Original 10-Q, Bradley OP's general and administrative expenses decreased by $0.7 million from March 31, 2004 to March 31, 2005. Heritage's general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $1.3 million for the three-month period ended March 31, 2005 as compared with the three-month period ended March 31, 2004. The increase was primarily due to increased personnel costs of $0.7 million and increased professional fees of $0.3 million. Personnel costs increased due to higher payroll costs associated with a larger workforce as well as an increase in stock compensation expense in the first quarter of 2005 as compared to the first quarter of 2004. The increase in professional fees was due to costs associated with Heritage's compliance with provisions of the Sarbanes-Oxley Act as well as increased audit fees.

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

        At March 31, 2005, Heritage had $1.3 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.16% with an average maturity of 5.19 years. As of March 31, 2005, Heritage's market capitalization was $2.7 billion, resulting in a debt-to-total market capitalization ratio of approximately 48.0%.

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

        As of March 31, 2005, we had 7 tenants operating under bankruptcy protection, of which 4 are in Bradley OP's portfolio, the largest of which is Rhodes Furniture. The leases directly impacted by these bankruptcy filings totaled approximately 0.7% of our annualized base rent for all leases in which tenants were in occupancy at March 31, 2005, of which 0.3% relates to properties within Bradley OP's portfolio. In addition, subsequent to March 31, 2005, one additional tenant within Bradley OP's portfolio, representing approximately 0.1% of their annualized base rent, filed for bankruptcy protection.

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

        However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, Heritage's credit rating and borrowing restrictions imposed by existing lenders. Currently, Heritage has a credit rating from three major rating agencies—Standard & Poor's, which has given us a rating of BBB-, Moody's Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-, all three have stated the outlook as stable. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in Heritage's financial condition, results of operations or ability to service our debt.

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

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table summarizes our repayment obligations under our indebtedness outstanding as of March 31, 2005 (in thousands):

Property	2005(1)	2006	2007	2008	2009	Thereafter	Total
Mortgage loans payable:
Franklin Square	$13,468	—	—	—	—	—	$13,468
*Williamson Square	10,741	—	—	—	—	—	10,741
Riverchase Village Shopping Center	9,684	—	—	—	—	—	9,684
Meridian Village Plaza(2)	222	4,841	—	—	—	—	5,063
*Spring Mall	91	8,021	—	—	—	—	8,112
*Southport Centre	121	171	9,593	—	—	—	9,885
*Long Meadow Commons(2)(3)	240	344	8,717	—	—	—	9,301
Innes Street Market	266	380	12,098	—	—	—	12,744
*Southgate Shopping Center	82	119	2,166	—	—	—	2,367
*Salem Consumer Square	342	504	559	8,774	—	—	10,179
*St. Francis Plaza	144	207	225	243	—	—	819
*Burlington Square(2)	142	209	227	224	12,743	—	13,545
Buckingham Place(2)	45	69	74	79	5,054	—	5,321
County Line Plaza(2)	151	222	240	256	16,002	—	16,871
Trinity Commons(2)	125	185	200	214	13,776	—	14,500
8 shopping centers, cross collateralized	1,291	1,843	1,993	2,154	72,132	—	79,413
*Montgomery Commons(2)	58	86	94	100	102	7,334	7,774
*Warminster Towne Center(2)	192	283	307	329	362	18,294	19,767
Clocktower Place(2)	88	132	144	154	171	11,838	12,527
545 Boylston Street and William J. McCarthy Building	498	711	772	838	910	30,896	34,625
29 shopping centers, cross collateralized	1,845	2,728	2,955	3,147	3,461	220,654	234,790
*The Market of Wolf Creek III(2)	68	98	106	113	125	8,177	8,687
Spradlin Farm(2)	139	203	219	232	253	16,187	17,233
*The Market of Wolf Creek I(2)	111	163	176	188	206	9,327	10,171
*Berkshire Crossing	393	550	576	603	633	11,635	14,390
*Grand Traverse Crossing	276	394	424	457	492	11,151	13,194
*Salmon Run Plaza(2)	242	349	381	417	456	2,736	4,581
*Elk Park Center	225	321	346	374	403	6,503	8,172
*Grand Traverse Crossing—Wal-Mart	125	179	193	208	225	4,190	5,120
*The Market of Wolf Creek II(2)	73	103	111	120	129	1,428	1,964
Montgomery Towne Center	289	393	307	335	364	5,262	6,950
*Bedford Grove—Wal-Mart	115	164	178	191	207	3,175	4,030
*Berkshire Crossing—Home Depot/Wal-Mart	181	258	278	300	324	5,218	6,559

Total mortgage loans payable	$42,073	24,230	43,659	20,050	128,530	374,005	$632,547

Unsecured notes payable(4)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	—	—	—	211,000	—	—	211,000

Total indebtedness	$42,073	25,720	43,659	331,050	278,530	574,005	$1,295,037

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

        As of March 31, 2005, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005(1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$14,688	609	—	—	—	—	$15,297
Ground leases and subleases	996	1,355	1,445	1,454	1,447	41,366	48,063
Office leases	838	1,144	1,146	1,148	1,266	6,115	11,657

Total	$16,522	3,108	2,591	2,602	2,713	47,481	$75,017

        As of March 31, 2005, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2005(1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$7,772	557	—	—	—	—	$8,329
Ground leases	121	161	161	161	155	11,525	12,284

Total	$7,893	718	161	161	155	11,525	$20,613

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

        The repayment obligations reflected in the above tables do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above Heritage table. These obligations related to the retirement benefit plan are more fully described in Heritage's 2004 Annual Report on Form 10-K. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

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

New Line of Credit

        Under its terms, the prior line of credit would have matured on April 29, 2005. On March 29, 2005, we entered into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, this new line of credit may be increased to $500 million. We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this new line of credit. This new line of credit replaces our prior line of credit and is being used principally to fund growth opportunities and for working capital purposes. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at March 31, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.52%. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. In addition, this line of credit has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage's debt rating, and requires quarterly payments.

        Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP. The terms of this related party line of credit facility are substantially identical to the our line of credit facility and is shown as Related Party Line of Credit on the accompanying Bradley OP March 31, 2005 balance sheet. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of March 31, 2005, $211 million was outstanding under the related party line of credit facility

        As a result of Heritage's restatement, at March 31, 2005, Heritage was in default under the line of credit because its representation with respect to its financial statements was not true. As described in Note 2, on October 20, 2005, Heritage obtained from the financial institutions party to the line of credit a waiver of this default. Except as noted above, we believe we were in compliance with all of the financial covenants under this new line of credit as of March 31, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth.

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

  •
  Heritage is not permitted to incur any indebtedness if the ratio of Heritage's consolidated income available for debt service to the annual debt service charge for the four consecutive fiscal quarters most recently ended prior to the date the additional indebtedness is to be incurred would be less than 1.5:1 on a pro forma basis.

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

        Notes due 2009.    On October 15, 2004, Heritage completed the issuance and sale of $150 million principal amount of 4.50% notes due 2009 (the "2009 Notes"). The 2009 Notes bear interest at a rate of 4.50% and mature on October 15, 2009. The 2009 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        Through a subsidiary, we contributed the net proceeds of the offering of the 2009 Notes to Bradley OP and received an intercompany note from Bradley OP. This intercompany note is classified as related party notes payable in the accompanying consolidated balance sheets. All of the net proceeds of the offering of the 2009 Notes were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

        Notes due 2014.    On April 1, 2004, Heritage completed the issuance and sale of $200 million principal amount of 5.125% notes due 2014 (the "2014 Notes"). The 2014 Notes bear interest at a rate of 5.125% and mature on April 15, 2014. The 2014 Notes may be redeemed at any time at our option, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

        Through a subsidiary, we contributed the net proceeds of the offering of the 2014 Notes to Bradley OP and received an intercompany note from Bradley OP. This intercompany note is classified as related party notes payable in the accompanying consolidated balance sheets. All of the net proceeds of the offering of the 2014 Notes were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

        We believe we were in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

        For purposes of these covenants, any indebtedness incurred by Heritage, Heritage OP or any of Heritage's subsidiaries that are owned directly or indirectly by Heritage OP is not included as indebtedness of Bradley OP.

        Notes due 2006.    In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the "2006 Notes"). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes were outstanding as of March 31, 2005.

        Notes due 2008.    In January 1998, Bradley OP completed the offering of $100 million aggregate principal amount of its 7.2% Notes due 2008 (the "2008 Notes"). The 2008 Notes bear interest at 7.2% per year and mature on January 15, 2008. The 2008 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2008 Notes being redeemed plus accrued interest on the 2008 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2008 Notes that is designed to provide yield maintenance protection to the holders of these notes.

        We believe Bradley OP was in compliance with all applicable covenants under these indentures as of March 31, 2005.

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

        In December 2003, Heritage completed a secondary public offering of common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share, resulting in net proceeds of $111 million. Net Realty Holding Trust, Heritage's largest stockholder, exercised its contractual preemptive right and purchased 1,563,558, or approximately 40% of the shares we sold in the offering, on the same terms as third parties purchased shares. The net proceeds of this offering were used to repay outstanding indebtedness, including indebtedness of Bradley OP.

Related Party Transactions

The TJX Companies

        In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., Heritage's largest tenant, and was President and Chief Executive Officer of TJX until 2000. Annualized base rent from the TJX Companies represents approximately 5.6% of our total annualized base rent and 2.9% of Bradley OP's total annualized base rent, for all leases in which tenants were in occupancy at March 31, 2005. TJX pays rent in accordance with 51 written leases at our properties.

Ahold USA

        In July 1999, William M. Vaughn, III became a member of the Heritage board of directors. Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of Heritage's largest stockholder, Net Realty Holding Trust. Annualized base rent from Ahold USA and its subsidiary companies represent approximately 0.6% of Heritage's total annualized base rent for all leases in which tenants were in occupancy at March 31, 2005. Ahold USA and its subsidiary companies pays us rent in accordance with 3 written leases at our properties. None of the Ahold USA locations are in the Bradley OP portfolio.

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

        As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Heritage has determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that Heritage record a liability and recognize compensation expense, a component of general and administrative expense, to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. As also noted in that section, Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. During the three-month periods ended March 31, 2005 and 2004, Heritage allocated approximately 63% of these remaining costs to Bradley OP. Bradley OP has, therefore, amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the quarterly periods ended March 31, 2005 and 2004 to reflect additional general and administrative expense from the amounts previously reported as a result of this compensation expense and liability. The table below reflects the impact of this restatement.

        The following sets forth a reconciliation of Bradley OP's NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unit holders (in thousands):

	Three months ended March 31,
	2005	2004
	(Restated)	(Restated)
Net operating income	$35,517	$32,053
Add:
Interest and other	120	5
Income from discontinued operations	—	141
Deduct:
Depreciation and amortization	13,789	12,294
Interest	11,642	8,094
General and administrative	1,738	5,307

Net income	8,468	6,504
Deduct:
Preferred stock distributions	—	1,208

Net income attributable to common unitholders	$8,468	$5,296

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

        The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of March 31, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005(1)	2006	2007	2008	2009	2010+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$41,680	$23,680	$43,083	$19,447	$127,897	$362,370	$618,157	7.46%
Variable rate	393	550	576	603	633	11,635	14,390	4.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	211,000	—	—	211,000	3.52%

Total	$42,073	$25,720	$43,659	$331,050	$278,530	$574,005	$1,295,037	6.16%

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

        The following table separately presents the variable and fixed rate obligations, at their carrying values, of Bradley OP and its subsidiaries sorted by maturity date (in thousands):

	2005(1)	2006	2007	2008	2009	2010+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$13,569	$11,973	$24,081	$12,038	$15,774	$77,533	$154,968	7.00%
Variable rate	393	550	576	603	633	11,635	14,390	4.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	211,000	—		211,000	3.52%

Total	$13,962	$14,013	$24,657	$323,641	$166,407	$289,168	$831,848	5.35%

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

ITEM 4:    Controls and Procedures

        As discussed elsewhere in this report, Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage OP and Bradley OP. Although Bradley OP is a separate legal entity, Heritage generally manages the affairs of Bradley OP on a combined basis with Heritage's other subsidiaries and the management of Bradley OP is the same as the management of Heritage. Accordingly, for purposes of this Item 4, all references to management refer to both Heritage's and Bradley OP's management.

(a)   Restatement

        On October 17, 2005, Heritage determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, and for the quarterly period ended March 31, 2005, need to be restated to correct an error discovered by Heritage's management. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. As a result of the error,

Heritage, on November 9, 2005 filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 to restate its historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision.

        Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For this reason, Bradley OP's general partner (of which Heritage is the sole stockholder), determined that Bradley OP must also restate its historical financial statements to reflect additional general and administrative expense from the amounts previously reported as a result of the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Amended 10-Q for a summary of the effects of the restatement on Bradley OP's previously issued consolidated financial statements.

(b)   Evaluation of Disclosure Controls and Procedures

        In the Original 10-Q filed on May 13, 2005, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the combined disclosure controls and procedures of Heritage and its subsidiaries, including these controls specific to Bradley OP, as of the end of the period covered by the Original 10-Q. Based on that evaluation, management initially concluded that those disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in Bradley OP's reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules.

        In connection with the restatement described above, with the participation of the Chief Executive Officer and Chief Financial Officer, management reevaluated those disclosure controls and procedures as of March 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. During the course of this reevaluation, management concluded that Heritage's controls over financial reporting with respect to accounting for significant compensation arrangements were not effective as of March 31, 2005 due to a material weakness in internal control over financial reporting. In addition, management concluded that Heritage's disclosure controls and procedures were not effective as of March 31, 2005 as a result of this material weakness. Because of this conclusion, management likewise determined that Bradley OP's disclosure controls and procedures were not effective as of March 31, 2005.

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

        As previously stated in the Original 10-Q, there was no change in Bradley OP's internal controls over financial reporting during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Bradley OP's internal control over financial reporting. However, subsequent to the filing of the Original 10-Q, Heritage took the remedial actions described above.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On October 31, 2001, a complaint was filed against Heritage in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that Heritage owes Mr. Donahue and his firm a fee in connection with services he claims he performed on Heritage's behalf in connection with Heritage's acquisition of Bradley. On September 18, 2000, Heritage acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, at Heritage's request, Mr. Donahue introduced Heritage to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of Heritage's acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration Heritage paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts's law.

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
Dated: November 14, 2005
/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast Chairman, President and Chief Executive Officer
/s/ DAVID G. GAW David G. Gaw Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

BRADLEY OPERATING LIMITED PARTNERSHIP INDEX TO FORM 10-Q/A
BRADLEY OPERATING LIMITED PARTNERSHIP
EXPLANATORY NOTE
  ITEM 1. Financial Statements
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Balance Sheets March 31, 2005 and December 31, 2004 (Unaudited and in thousands of dollars except for unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Operations Three Months ended March 31, 2005 and 2004 (Unaudited and in thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004 (unaudited and in thousands of dollars)
BRADLEY OPERATING LIMITED PARTNERSHIP Notes to Condensed Consolidated Financial Statements
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4: Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES