Form 10-Q/A
period 2005-06-30
BRADLEY OPERATING L P
filed 2005-11-14
CIK 1039189

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

BRADLEY OPERATING LIMITED PARTNERSHIP

BRADLEY OPERATING LIMITED PARTNERSHIP

EXPLANATORY NOTE

Restatement Overview

        For the reasons noted below, Bradley Operating Limited Partnership ("Bradley OP") has filed this amendment on Form 10-Q/A (the "Amended 10-Q") to its Quarterly Report on Form 10-Q for the period ended June 30, 2005, to amend and restate the financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004.

        On October 17, 2005, Heritage Property Investment Trust, Inc. ("Heritage"), the sole stockholder of Bradley OP's general partner, determined that Heritage's previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, and its unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error discovered by its management. The error pertains to the effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. On October 20, 2005, Heritage filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated.

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

        Prior to its restatement, Heritage did not record any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast's future exercise of stock options. In addition, as with stock options granted to other employees under Heritage's equity incentive plan, Heritage has accounted for these stock options as fixed awards pursuant to APB Opinion No. 25. Accounting for Stock Issued to Employees ("APB Opinion No. 25) and related Interpretations".

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

        During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of the remaining general and administrative costs to Bradley OP. As a result of the discovery of the error, Heritage has restated its financial statements for the quarterly period ended June 30, 2005 to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of Bradley OP's general partner, has determined that Bradley OP must likewise amend and restate the financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004 to reflect additional general and administrative expense from the amounts previously reported. On October 21, 2005, Bradley OP filed a Current Report on Form 8-K to report that those financial statements could no longer be relied upon and needed to be restated.

        Accordingly, Bradley OP is filing this Amended 10-Q for the purpose of amending those historical financial statements set forth herein to reflect the allocation by Heritage to Bradley OP of additional general and administrative expense related to the tax-offset provision.

        The following table shows the impact of the restatement to Bradley OP's consolidated balance sheets as of June 30, 2005 and 2004, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2005 (the "Original 10-Q"):

	June 30, 2005			December 31, 2004
(Dollars in Thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$1,299,276	$—	$1,299,276	$1,317,200	$—	$1,317,200
Cash and cash equivalents	1,577	—	1,577	4,558	—	4,558
Accounts receivable, net of allowance for doubtful accounts of $6,190 in 2005 and $5,626 in 2004	29,343	—	29,343	25,609	—	25,609
Intercompany advances	86,076	—	86,076	66,021	—	66,021
Prepaids and other assets	9,277	—	9,277	10,710	—	10,710
Investment in unconsolidated joint ventures	5,411	—	5,411	3,406	—	3,406
Deferred financing and leasing costs	19,359	—	19,359	20,661	—	20,661

Total assets	$1,450,319	$—	$1,450,319	$1,448,165	$—	$1,448,165

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$175,088	$—	$175,088	$178,040	$—	$178,040
Unsecured notes payable	101,490	—	101,490	101,490	—	101,490
Line of credit facility	—	—	—	196,000	—	196,000
Related party line of credit facility	232,000	—	232,000	—	—	—
Related party notes payable	350,000	—	350,000	350,000	—	350,000
Accrued expenses and other liabilities	43,582	—	43,582	48,636	—	48,636
Accrued distributions	18,000	—	18,000	18,013	—	18,013
Intercompany payable	—	9,032	9,032	—	6,140	6,140

Total liabilities	920,160	9,032	929,192	892,179	6,140	898,319

Minority interest	2,425	—	2,425	2,425	—	2,425

Redeemable common units, 496,761 and 522,044 common units outstanding at June 30, 2005 and December 31, 2004, respectively, at redemption value	17,397	—	17,397	16,752	—	16,752

Partners' capital:
General partner; 32,568,441 units outstanding at June 30, 2005 and December 31, 2004	493,632	(8,710)	484,922	519,149	(5,923)	513,226
Limited partner; 1,219,782 units outstanding at June 30, 2005 and December 31, 2004	16,705	(322)	16,383	17,660	(217)	17,443

Total partners' capital	510,337	(9,032)	501,305	536,809	(6,140)	530,669

Total liabilities and partners' capital	$1,450,319	$—	$1,450,319	$1,448,165	$—	$1,448,165

        The following table shows the impact of the restatement to Bradley OP's consolidated statement of operations for the six-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(In Thousands, except per-unit data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$99,999	$—	$99,999	$92,730	$—	$92,730
Interest, other, and joint venture fee income	139	—	139	11	—	11

Total revenue	100,138	—	100,138	92,741	—	92,741

Expenses:
Property operating expenses	14,517	—	14,517	13,781	—	13,781
Real estate taxes	15,595	—	15,595	15,470	—	15,470
Depreciation and amortization	28,002	—	28,002	24,814	—	24,814
Interest	23,072	—	23,072	17,915	—	17,915
General and administrative	8,034	2,892	10,926	6,554	(1,012)	5,542

Total expenses	89,220	2,892	92,112	78,534	(1,012)	77,522

Income before equity in income from unconsolidated joint ventures	10,918	(2,892)	8,026	14,207	1,012	15,219
Equity in income from unconsolidated joint ventures	159	—	159	—	—	—

Income before discontinued operations	11,077	(2,892)	8,185	14,207	1,012	15,219

Income from discontinued operations	—	—	—	295	—	295

Net income	11,077	(2,892)	8,185	14,502	1,012	15,514

Preferred distributions	—	—	—	(1,763)	—	(1,763)

Net income attributable to common unitholders	$11,077	$(2,892)	$8,185	$12,739	$1,012	$13,751

Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.32	$(0.08)	$0.24	$0.36	$0.03	$0.39
Income from discontinued operations	—	—	—	0.01	—	0.01

Income attributable to common unitholders	$0.32	$(0.08)	$0.24	$0.37	$0.03	$0.40

Weighted average common units outstanding	34,309	—	34,309	34,121	—	34,121

        The following table shows the impact of the restatement to Bradley OP's consolidated statements of operations for the three-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(In Thousands, except for per-unit data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$48,631	$—	$48,631	$45,606	$—	$45,606
Interest, other, and joint venture fee income	124	—	124	6	—	6

Total revenue	48,755	—	48,755	45,612	—	45,612

Expenses:
Property operating expenses	6,472	—	6,472	6,227	—	6,227
Real estate taxes	7,789	—	7,789	7,953	—	7,953
Depreciation and amortization	14,213	—	14,213	12,520	—	12,520
Interest	11,430	—	11,430	9,821	—	9,821
General and administrative	4,234	4,954	9,188	3,406	(3,172)	234

Total expenses	44,138	4,954	49,092	39,927	(3,172)	36,755

Income (Loss) before equity in income from unconsolidated joint ventures	4,617	(4,954)	(337)	5,685	3,172	8,857

Equity in income from unconsolidated joint ventures	54	—	54	—	—	—

Income (Loss) before discontinued operations	4,671	(4,954)	(283)	5,685	3,172	8,857

Discontinued operations	—	—	—	154	—	154

Net income (Loss)	4,671	(4,954)	(283)	5,839	3,172	9,011

Preferred distributions	—	—	—	(555)	—	(555)

Net income (Loss) attributable to common unitholders	$4,671	$(4,954)	$(283)	$5,284	$3,172	$8,456

Basic and diluted earnings per common unit:
Income (Loss) attributable to common unitholders before discontinued operations	$0.14	$(0.15)	$(0.01)	$0.14	$0.10	$0.24
Income from discontinued operations	—	—	—	0.01	—	0.01

Income (Loss) attributable to common unitholders	$0.14	$(0.15)	$(0.01)	$0.15	$0.10	$0.25

Weighted average common units outstanding	34,308	—	34,308	34,121	—	34,121

        The restatement had no effect on net cash flows from operating, investing, or financing activities for the six-month periods ended June 30, 2005 and 2004.

        The following items of the Original 10-Q have been amended to reflect the restatement:

Part I

        Item 1—Financial Statements (Notes to Condensed Consolidated Financial Statements)

        Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition

        Item 4—Controls and Procedures

        For the convenience of the reader, this Amended 10-Q includes all information contained in the Original 10-Q, and, except for certain immaterial changes unrelated to the restatement to Note 6 to the consolidated financial statements set forth in this Amended 10-Q, no attempt has been made in this Amended 10-Q to modify or update the Original 10-Q, except as required by the effects of the restatement. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q, affected by subsequent events. Except as noted above, information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original 10-Q on August 11, 2005. Accordingly, this Amended 10-Q should be read in conjunction with Bradley OP's filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

PART I

ITEM 1. Financial Statements

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004
(Unaudited and in thousands of dollars, except for unit data)

	June 30, 2005	December 31, 2004
	(Restated)	(Restated)
Assets
Real estate investments, net	$1,299,276	$1,317,200
Cash and cash equivalents	1,577	4,558
Accounts receivable, net of allowance for doubtful accounts of $6,190 in 2005 and $5,626 in 2004	29,343	25,609
Intercompany advances	86,076	66,021
Prepaids and other assets	9,277	10,710
Investment in unconsolidated joint ventures	5,411	3,406
Deferred financing and leasing costs	19,359	20,661

Total assets	$1,450,319	$1,448,165

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$175,088	$178,040
Unsecured notes payable	101,490	101,490
Line of credit facility	—	196,000
Related party line of credit facility	232,000	—
Related party notes payable	350,000	350,000
Accrued expenses and other liabilities	43,582	48,636
Accrued distributions	18,000	18,013
Intercompany payable	9,032	6,140

Total liabilities	929,192	898,319

Minority interest	2,425	2,425

Redeemable common units, 496,761 and 522,044 common units outstanding at June 30, 2005 and December 31, 2004, respectively, at redemption value	17,397	16,752

Partners' capital:
General partner; 32,568,441 units outstanding at June 30, 2005 and December 31, 2004	484,922	513,226
Limited partner; 1,219,782 units outstanding at June 30, 2005 and December 31, 2004	16,383	17,443

Total partners' capital	501,305	530,669

Total liabilities and partners' capital	$1,450,319	$1,448,165

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Six Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Six Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$99,999	$92,730
Interest, other, and joint venture fee income	139	11

Total revenue	100,138	92,741

Expenses:
Property operating expenses	14,517	13,781
Real estate taxes	15,595	15,470
Depreciation and amortization	28,002	24,814
Interest	23,072	17,915
General and administrative	10,926	5,542

Total expenses	92,112	77,522

Income before equity in income from unconsolidated joint ventures	8,026	15,219

Equity in income from unconsolidated joint ventures	159	—

Income before discontinued operations	8,185	15,219

Income from discontinued operations	—	295

Net income	8,185	15,514

Preferred distributions	—	(1,763)

Net income attributable to common unitholders	$8,185	$13,751

Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.24	$0.39

Income from discontinued operations	—	0.01

Income attributable to common unitholders	$0.24	$0.40

Weighted average common units outstanding	34,309	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Three Months ended June 30, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Three Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Revenue:
Rentals and recoveries	$48,631	$45,606
Interest, other, and joint venture fee income	124	6

Total revenue	48,755	45,612

Expenses:
Property operating expenses	6,472	6,227
Real estate taxes	7,789	7,953
Depreciation and amortization	14,213	12,520
Interest	11,430	9,821
General and administrative	9,188	234

Total expenses	49,092	36,755

(Loss) Income before equity in income from unconsolidated joint ventures	(337)	8,857

Equity in income from unconsolidated joint ventures	54	—

(Loss) Income before discontinued operations	(283)	8,857

Discontinued operations	—	154

Net (loss) income	(283)	9,011

Preferred distributions	—	(555)

Net (loss) income attributable to common unitholders	$(283)	$8,456

Basic and diluted earnings per common unit:
(Loss) Income attributable to common unitholders before discontinued operations	$(0.01)	$0.24

(Loss) Income from discontinued operations	—	0.01

(Loss) Income attributable to common unitholders	$(0.01)	$0.25

Weighted average common units outstanding	34,308	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Six months ended June 30, 2005 and 2004
(unaudited and in thousands of dollars)

	Six months ended June 30,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$8,185	$15,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,002	25,027
Amortization of deferred debt financing costs	416	620
Amortization of debt premiums	(661)	(264)
Income from unconsolidated joint ventures	(159)	—
Changes in operating assets and liabilities	(2,373)	(8,293)

Net cash provided by operating activities	33,410	32,604

Cash flows from investing activities:
Acquisitions of and additions to real estate investments	(9,433)	(15,118)
Expenditures for investment in joint ventures	(1,846)	(3,300)
Investment in mortgage receivable	—	(9,188)
Expenditures for capitalized leasing commissions	(1,847)	(1,292)

Net cash used for investing activities	(13,126)	(28,898)

Cash flows from financing activities:
Repayments of mortgage loans payable	(2,291)	(6,325)
Proceeds from draws under line of credit facility	26,000	240,000
Proceeds from new related party line of credit facility	250,000	—
Repayments under new line of credit facility	(18,000)	—
Repayments under prior line of credit facility	(11,000)	(292,000)
Extinguishment of prior line of credit facility	(211,000)	—
Proceeds from related party note payable	—	200,000
Intercompany advances	(20,054)	(56,006)
Repurchase of redeemable common units	(896)	—
Distributions paid to general partner	(34,196)	(34,189)
Distributions paid to limited partners	(1,280)	(2,490)
Distributions paid to redeemable common units	(548)	(357)
Redemption of Series B Preferred Units	—	(50,000)

Net cash used for financing activities	(23,265)	(1,367)

Net (decrease) increase in cash and cash equivalents	(2,981)	2,339
Cash and cash equivalents:
Beginning of period	4,558	1,715

End of period	$1,577	$4,054

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

        The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership's financial statements and notes thereto contained in the Operating Partnership's Annual Report on Form 10-K for its fiscal year ended December 31, 2004. In addition, these financial statements should be read in conjunction with the separate consolidated financial statements of Heritage as of and for the six-month period ended June 30, 2005, which include the Operating Partnership's results, as contained in Heritage's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

2.     Restatement Overview

  (a) General

        On October 17, 2005, Heritage determined that the Operating Partnership's previously issued financial statements for the fiscal years ended December 31, 2004 and 2003 and for each of the quarters in the fiscal year ended December 31, 2004, and its unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error. The error pertains to the unrecorded effects of certain previously granted stock options subject to a tax-

offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer.

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

        On November 9, 2005, Heritage filed an amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to restate its previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003, and an amendment to its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate its unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005 to correct this error.

        Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with the Operating Partnership. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary.

        During the six-month periods ended June 30, 2005 and 2004, and the years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 63%, 63%, 65% and 66%, respectively, of the remaining general and administrative costs to the Operating Partnership. As a result of the discovery of the error, Heritage has restated its financial statements for the quarterly period ended June 30, 2005 to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of the Operating Partnership's general partner, has determined that the Operating Partnership must likewise amend and restate the financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004 to reflect additional general and administrative expense from the amounts previously reported.

        Accordingly, the Operating Partnership has amended the historical financial statements noted herein to reflect the revised allocation to the Operating Partnership by Heritage as described above. Notes 2 and 6 to these consolidated financial statements also have been amended to reflect the effects of the restatement. Certain immaterial changes to Notes 3 and 6 to these consolidated financial statements unrelated to the restatement have also been made.

        The following table shows the impact of the restatement to the Operating Partnership's consolidated balance sheets as of June 30, 2005 and 2004, each as compared with the amounts presented in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2005 (the "Original 10-Q"):

	June 30, 2005			December 31, 2004
(In Thousands, except for unit amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$1,299,276	$—	$1,299,276	$1,317,200	$—	$1,317,200
Cash and cash equivalents	1,577	—	1,577	4,558	—	4,558
Accounts receivable, net of allowance for doubtful accounts of $6,190 in 2005 and $5,626 in 2004	29,343	—	29,343	25,609	—	25,609
Intercompany advances	86,076	—	86,076	66,021	—	66,021
Prepaids and other assets	9,277	—	9,277	10,710	—	10,710
Investment in unconsolidated joint ventures	5,411	—	5,411	3,406	—	3,406
Deferred financing and leasing costs	19,359	—	19,359	20,661	—	20,661

Total assets	$1,450,319	$—	$1,450,319	$1,448,165	$—	$1,448,165

Liabilities and Partners' Capital
Liabilities:
Mortgage loans payable	$175,088	$—	$175,088	$178,040	$—	$178,040
Unsecured notes payable	101,490	—	101,490	101,490	—	101,490
Line of credit facility	—	—	—	196,000	—	196,000
Related party line of credit facility	232,000	—	232,000	—	—	—
Related party notes payable	350,000	—	350,000	350,000	—	350,000
Accrued expenses and other liabilities	43,582	—	43,582	48,636	—	48,636
Accrued distributions	18,000	—	18,000	18,013	—	18,013
Intercompany payable	—	9,032	9,032	—	6,140	6,140

Total liabilities	920,160	9,032	929,192	892,179	6,140	898,319

Minority interest	2,425	—	2,425	2,425	—	2,425

Redeemable common units, 496,761 and 522,044 common units outstanding at June 30, 2005 and December 31, 2004, respectively, at redemption value	17,397	—	17,397	16,752	—	16,752

Partners' capital:
General partner; 32,568,441 units outstanding at June 30, 2005 and December 31, 2004	493,632	(8,710)	484,922	519,149	(5,923)	513,226
Limited partner; 1,219,782 units outstanding at June 30, 2005 and December 31, 2004	16,705	(322)	16,383	17,660	(217)	17,443

Total partners' capital	510,337	(9,032)	501,305	536,809	(6,140)	530,669

Total liabilities and partners' capital	$1,450,319	$—	$1,450,319	$1,448,165	$—	$1,448,165

        The following table shows the impact of the restatement to the Operating Partnership's consolidated statements of operations for the six-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original Form 10-Q:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(Dollars in Thousands, except per-unit data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$99,999	$—	$99,999	$92,730	$—	$92,730
Interest, other, and joint venture fee income	139	—	139	11	—	11

Total revenue	100,138	—	100,138	92,741	—	92,741

Expenses:
Property operating expenses	14,517	—	14,517	13,781	—	13,781
Real estate taxes	15,595	—	15,595	15,470	—	15,470
Depreciation and amortization	28,002	—	28,002	24,814	—	24,814
Interest	23,072	—	23,072	17,915	—	17,915
General and administrative	8,034	2,892	10,926	6,554	(1,012)	5,542

Total expenses	89,220	2,892	92,112	78,534	(1,012)	77,522

Income before equity in income from unconsolidated joint ventures	10,918	(2,892)	8,026	14,207	1,012	15,219
Equity in income from unconsolidated joint ventures	159	—	159	—	—	—

Income before discontinued operations	11,077	(2,892)	8,185	14,207	1,012	15,219

Income from discontinued operations	—	—	—	295	—	295

Net income	11,077	(2,892)	8,185	14,502	1,012	15,514

Preferred distributions	—	—	—	(1,763)	—	(1,763)

Net income attributable to common unitholders	$11,077	$(2,892)	$8,185	$12,739	$1,012	$13,751

Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.32	$(0.08)	$0.24	$0.36	$0.03	$0.39
Income from discontinued operations	—	—	—	0.01	—	0.01

Income attributable to common unitholders	$0.32	$(0.08)	$0.24	$0.37	$0.03	$0.40

Weighted average common units outstanding	34,309	—	34,309	34,121	—	34,121

        The following table shows the impact of the restatement to the Operating Partnership's consolidated statements of operations for the three-month periods ended June 30, 2005 and 2004, each as compared with the amounts presented in the Original 10-Q:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(In Thousands, except per-unit data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue:
Rentals and recoveries	$48,631	$—	$48,631	$45,606	$—	$45,606
Interest, other, and joint venture fee income	124	—	124	6	—	6

Total revenue	48,755	—	48,755	45,612	—	45,612

Expenses:
Property operating expenses	6,472	—	6,472	6,227	—	6,227
Real estate taxes	7,789	—	7,789	7,953	—	7,953
Depreciation and amortization	14,213	—	14,213	12,520	—	12,520
Interest	11,430	—	11,430	9,821	—	9,821
General and administrative	4,234	4,954	9,188	3,406	(3,172)	234

Total expenses	44,138	4,954	49,092	39,927	(3,172)	36,755

(Loss) Income before equity in income from unconsolidated joint ventures	4,617	(4,954)	(337)	5,685	3,172	8,857

Equity in income from unconsolidated joint ventures	54	—	54	—	—	—

Income (Loss) before discontinued operations	4,671	(4,954)	(283)	5,685	3,172	8,857

Discontinued operations	—	—	—	154	—	154

Net income (Loss)	4,671	(4,954)	(283)	5,839	3,172	9,011

Preferred distributions	—	—	—	(555)	—	(555)

Net income (Loss) attributable to common unitholders	$4,671	$(4,954)	$(283)	$5,284	$3,172	$8,456

Basic and diluted earnings per common unit:
Income (Loss) attributable to common unitholders before discontinued operations	$0.14	$(0.15)	$(0.01)	$0.14	$0.10	$0.24
Income (Loss) from discontinued operations	—	—	—	0.01	—	0.01

Income (Loss) attributable to common unitholders	$0.14	$(0.15)	$(0.01)	$0.15	$0.10	$0.25

Weighted average common units outstanding	34,308	—	34,308	34,121	—	34,121

        The restatement had no effect on net cash flows from operating, investing, or financing activities for the six-month periods ended June 30, 2005 and 2004.

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

3.     Supplemental Cash Flow Information

        During the six-month periods ended June 30, 2005 and 2004, interest paid was $23.0 million and $15.4 million, respectively, of which $10.0 million and $0, respectively, were to a related party.

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

Acquisitions

        In April 2004, the Operating Partnership acquired a 118,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) known as Long Meadow Commons. The acquisition price for Long Meadow Commons was $18.5 million and was funded through the assumption of $10.4 million of debt and borrowings under the Operating Partnership's line of credit.

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

5.     Investments in Unconsolidated Joint Ventures

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

        The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2005, $14.5 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Operating Partnership (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2005 is not material to the Operating Partnership's financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams

        In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center ("Skillman Abrams"), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Operating Partnership has a 25% interest in the joint venture and an affiliate of the Operating Partnership is the property manager of Skillman Abrams pursuant to a property management agreement. Accordingly, because the Operating Partnership is the record-keeper of the joint venture, there is no lag in reporting the operations of the joint venture and thus the operations for the period from the acquisition in April 2005 through June 30, 2005 are included in the accompanying consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and are classified as Equity in Income From Unconsolidated Joint Ventures.

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

New Related Party Line of Credit

        Under its terms, the Operating Partnership's prior line of credit would have matured on April 29, 2005. However, on March 29, 2005, Heritage refinanced the prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage's request, subject to the agent's consent, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and the Operating Partnership, Heritage OP and certain of Heritage's other subsidiaries have guaranteed the new line of credit. The new line of credit is being used principally to fund growth opportunities and for working capital purposes.

        Heritage's ability to borrow under this new line of credit is subject to the Company's ongoing compliance with a number of financial and other covenants. The new line of credit, except under some circumstances, limits Heritage's ability to make distributions in excess of 90% of Heritage's annual funds from operations. In addition, the new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage's debt rating. The variable rate in effect at June 30, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.95%. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. The new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage's debt rating, and requires quarterly payments.

        Upon entering into this new line of credit, Heritage established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to the Operating Partnership. The terms of this related party line of credit facility are substantially identical to the Company's line of credit facility and is shown as Related Party Line of Credit on the accompanying June 30, 2005 balance sheet. The Operating Partnership used these funds to repay the entire outstanding balance of the Operating Partnership's prior line of credit. As of June 30, 2005, $232.0 million was outstanding under this related party line of credit facility. Accrued interest payable of $0.9 million and $0 as of June 30, 2005 and December 31, 2004, respectively, relating to the related party line of credit is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for this related party line of credit facility was $2.4 million and $0 for the six-month periods ended June 30, 2005 and 2004, respectively.

        As a result of Heritage's restatement, at June 30, 2005, Heritage was in default under the line of credit because its representation with respect to its financial statements was not true. As described in Note 2, on October 20, 2005, Heritage obtained from the financial institutions party to the line of credit a waiver of this default. Except as noted above, Heritage believes it was in compliance with all applicable covenants under the new related party line of credit as of June 30, 2005.

        Selected financial information of Heritage OP, the co-guarantor, as of and for the six-month period ended June 30, 2005 and as of and for the year ended December 31, 2004 (in thousands, and unaudited) is as follows:

Description	June 30, 2005	December 31, 2004
	(Restated)	(Restated)
Real estate investments, net	$896,916	$905,438
Other assets	62,359	61,783
Total assets	959,275	967,221
Indebtedness (excluding line of credit)(a)	539,474	537,021
Other liabilities	50,083	57,685
Partners' capital	369,718	372,515
Total revenue (excluding discontinued operations)	73,621	138,460
Net income	7,088	16,511

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

Guaranty of Unsecured Notes Payable

        On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the "Notes") at an interest rate of 4.5%, which are due October 15, 2009, with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership's and Heritage OP's prior line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the prior line of credit at terms substantially identical to the Notes. These intercompany notes are classified as Related Party Notes Payable in the accompanying June 30, 2005 consolidated balance sheet. Accrued interest payable of $3.5 million as of June 30, 2005 and December 31, 2004 relating to the related party unsecured notes payable is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for these related party unsecured notes payable was $8.5 million and $2.6 million for the six-month periods ended June 30, 2005 and 2004, respectively. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

8.     Subsequent Events

Fairview Corners

        On July 1, 2005, the Operating Partnership completed the acquisition of Fairview Corners, a 131,000 square foot shopping center located in Simpsonville, South Carolina. The purchase price for Fairview Corners was approximately $23 million. The center was unencumbered and the Operating Partnership funded the purchase price with borrowings under the Company's line of credit.

Williamson Square

        On August 2, 2005, the Operating Partnership completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center, a 340,000 square foot shopping center located in Franklin, Tennessee, held by the Operating Partnership's joint venture limited partner. As a result, the Operating Partnership owns 100% of the partnership interests in Williamson Square. The purchase price, which was based on a formula set forth in the partnership agreement, was $2.9 million. The Operating Partnership funded the purchase price with borrowings under the Company's line of credit. The Operating Partnership also repaid upon maturity the previously outstanding mortgage indebtedness encumbering Williamson Square.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results. The factors that could cause actual results to differ materially from current expectations include financial performance and operations of our shopping centers, including our tenants, real estate conditions, current and future bankruptcies of our tenants, execution of shopping center redevelopment programs, our ability to finance our operations, successful completion of renovations, completion of pending acquisitions, the availability of additional acquisitions, execution of joint venture opportunities, changes in economic, business, competitive market and regulatory conditions, acts of terrorism or war and other risks detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements.

        All references to "we," "us," "our," "ours" or "Heritage" in this report refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All references to "Bradley OP" or the "Operating Partnership" in this report refer to Bradley Operating Limited Partnership, a subsidiary of Heritage, and its subsidiaries.

        As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Heritage has determined that the provision of its Chairman, President and Chief Executive Officer, Thomas C. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that Heritage record a liability and recognize compensation expense, a component of general and administrative expense, to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of these costs to Bradley OP. Heritage, as sole stockholder of Bradley OP's general partner, has determined that Bradley OP must likewise amend and restate its financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004 to reflect additional general and administrative expense from the amounts previously reported. A detailed discussion regarding the reasons for the restatement can be found in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview."

Overview

        Bradley Operating Limited Partnership, or Bradley OP, is one of the legal entities through which Heritage Property Investment Trust, Inc., or Heritage, a fully integrated, self-administered and self-managed real estate investment trust, or "REIT," conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Heritage is one of the nation's largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of June 30, 2005, Heritage had a shopping center portfolio consisting of 164 shopping centers, located in 29 states and totaling approximately 33.7 million square feet of gross leasable area ("GLA"), of which approximately 28.0 million square feet was Company-owned GLA.

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

        However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets in which our centers are located. The retail sector continues to change as a result of industry consolidation due to the continued strength of Wal-Mart and retail bankruptcies, resulting in an excess amount of available retail space and greater competition. We believe that the nature of the properties that we own and invest in, primarily grocer-and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, provides a more stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

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

Critical Accounting Policies

        We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. As a result, these estimates are subject to a degree of uncertainty.

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

  Investments in Unconsolidated Joint Ventures

        Upon entering into a joint venture agreement, the Company assesses whether the joint venture is considered a variable interest entity in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). The Company has no interests in variable interest entities as of June 30, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures ("SOP No. 78-9") and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

        As of June 30, 2005, the Company accounts for its joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, this entity. These investments were recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company's allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company's allocation of joint venture income or loss follows the joint venture's distribution priorities.

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

Results of Operations

        For the reasons described in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Bradley OP has restated its financial statements and other financial information for the three- and six-month periods ended June 30, 2005 and 2004. The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP. The operations of Bradley OP and its subsidiaries comprise approximately 56.9% of Heritage's total net operating income for the six-month period ended June 30, 2005. For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the three and six-month periods ended June 30, 2005 and 2004, see Heritage's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission.

        The tables below for the three and six-month periods ended June 30, 2005 and 2004 show changes in revenue and expenses resulting from net operating income for properties that Bradley OP owned for each period compared (we refer to this comparison as our "Same Property Portfolio" for the applicable period) and the changes in revenue and expenses attributable to all Bradley OP properties, which we refer to as our "Total Portfolio". Amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that were sold prior to June 30, 2005 are excluded from the Same Property Portfolio and Total Portfolio information. In 2004, Bradley OP completed the partial disposition of a property. Amounts related to the portion of this property disposed, consisting of $0.2 million and $0.4 million of rental revenue for the three-month and six-month periods ended June 30, 2004 respectively, are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation, but those operations are excluded from the Same Property Portfolio.

Comparison of the six-month period ended June 30, 2005 (as restated) to the six-month period ended June 30, 2004 (as restated).

        The table below shows selected operating information for Total Portfolio and the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the six-month periods ended June 30, 2005 and 2004 (in thousands). The only line items in the table below affected by the restatement are "General and administrative" and "Net income attributable to common unitholders."

	Same Property Portfolio				Total Portfolio
(Dollars in Thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
	(Restated)
Revenue:
Rentals	$68,551	$67,399	$1,152	1.7%	$72,321	$67,955	$4,366	6.4%
Percentage rent	1,002	1,225	(223)	(18.2)%	1,002	1,330	(328)	(24.7)%
Recoveries	23,909	22,682	1,227	5.4%	25,116	22,774	2,342	10.3%
Other property	1,650	670	980	146.3%	1,560	671	889	132.5%

Total revenue	95,112	91,976	3,136	3.4%	99,999	92,730	7,269	7.8%
Expenses:
Property operating expenses	13,919	13,735	184	1.3%	14,517	13,781	736	5.3%
Real estate taxes	14,711	15,409	(698)	(4.5)%	15,595	15,470	125	0.8%

Net operating income(*)	$66,482	$62,832	$3,650	5.8%	69,887	63,479	6,408	10.1%

Add:
Interest, other, and joint venture fee income					139	11	128	1,163.6%
Equity in income from unconsolidated subsidiaries					159	—	159	100.0%
Discontinued operations					—	295	(295)	(100.0)%
Deduct:
Depreciation and amortization					28,002	24,814	3,188	12.8%
Interest					23,072	17,915	5,157	28.8%
General and administrative					10,926	5,542	5,384	97.1%
Preferred distributions					—	1,763	(1,763)	(100.0)%

Net income attributable to common unitholders					$8,185	$13,751	$(5,566)	(40.5)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 43-44.

        The following discussion of the Operating Partnership's results of operations for the six-month periods ended June 30, 2005 and 2004 relates to the Total Portfolio.

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

        Other Property Income.    Other property income increased primarily as a result of an additional $1.0 million of tax incentive financing income at one of the Operating Partnership's shopping centers.

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

Other

        Interest, Other, and Joint Venture Fee Income.    Interest, other, and joint venture fee income increased primarily due to increased fees from the Operating Partnership's unconsolidated joint ventures.

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

        Interest Expense.    Interest expense increased $5.2 million primarily as a result of:

  •
  an increase in overall indebtedness as a result of Heritage's issuance of $350 million of unsecured notes issued in 2004, of which the Operating Partnership is a guarantor. The net proceeds of the notes were contributed to the Operating Partnership in exchange for related party notes and were used (i) to pay down the line of credit, (ii) to fund acquisitions during the last three quarters of 2004, (iii) to repay certain maturing unsecured debt securities previously issued by the Operating Partnership; and (iv) to redeem all Series B and C Preferred Units of the Operating Partnership in the first and third quarters of 2004, respectively; and

  •
  an increase in interest expense for the line of credit of $1.9 million due to an increase in the variable rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in 2005. The interest rate on the Operating Partnership's related party line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

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

        As set forth in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Bradley OP has filed this Amended 10-Q to restate its historical financial statements to reflect the allocation to Bradley OP of additional compensation expense as a result of the restatement of Heritage's own financial statements. Compensation expense is a component of Bradley OP's general and administrative expense. As a result of the additional compensation expense allocated to Bradley OP for each of the six-month periods ended June 30, 2005 and 2004 associated with this tax-offset provision, Bradley OP's general and administrative expense increased approximately $2.9 million in June 30, 2005, and decreased approximately $1.0 million in June 30, 2004, relative to the amounts reported in the Original 10-Q. Consequently, taking into account the effects of the restatement, change to Bradley OP's general and administrative expense increased an additional $3.9 million over the increase reported in the Original 10-Q for the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004.

        As reported in the Original 10-Q, Bradley OP's general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $1.5 million for the six-month period ended June 30, 2005 as compared with the six-month period ended June 30, 2004.

        The table below shows selected operating information for Total Portfolio and the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through June 30, 2005, which constitute the Same Property Portfolio for the three-month periods ended June 30, 2005 and 2004. The only line items in the table below affected by the restatement are "General and administrative" and "Net (loss) income attributable to common unitholders."

	Same Property Portfolio				Total Portfolio
(Dollars in Thousands)	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
					(Restated)	(Restated)
Revenue:
Rentals	$34,295	$33,778	$517	1.5%	$36,142	$34,197	$1,945	5.7%
Percentage rent	178	220	(42)	(19.1)%	178	220	(42)	(19.1)%
Recoveries	11,452	10,912	540	4.9%	12,047	11,004	1,043	9.5%
Other property	354	185	169	91.4%	264	185	79	42.7%

Total revenue	46,279	45,095	1,184	2.6%	48,631	45,606	3,025	6.6%
Expenses:
Property operating expenses	6,195	6,180	15	0.2%	6,472	6,227	245	3.9%
Real estate taxes	7,346	7,892	(546)	(6.9)%	7,789	7,953	(164)	(2.1)%

Net operating income(*)	$32,738	$31,023	$1,715	5.5%	34,370	31,426	2,944	9.4%

Add:
Interest, other, and joint venture fee income					124	6	118	1,196.7%
Equity in income from unconsolidated subsidiaries					54	—	54	100.0%
Discontinued operations					—	154	(154)	(100.0)%
Deduct:
Depreciation and amortization					14,213	12,520	1,693	13.5%
Interest					11,430	9,821	1,609	16.4%
General and administrative					9,188	234	8,954	3,826.5%
Preferred distributions					—	555	(555)	(100.0)%

Net (loss) income attributable to common unitholders					$(283)	$8,456	$(8,739)	(103.3)%

*
For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 43-44.

        The following discussion of the Operating Partnership's results of operations for the three-month periods ended June 30, 2005 and 2004 relates to the Total Portfolio.

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

Other

        Interest, Other, and Joint Venture Fee Income.    Interest, other, and joint venture fee income increased due to increased fees from the Operating Partnership's unconsolidated joint ventures.

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

        Interest Expense.    Interest expense increased $1.6 million primarily as a result of an increase in interest expense for the line of credit due to an increase in the variable interest rate under the line of credit, which is based on LIBOR rates, partially offset by lower average balances in the second quarter of 2005. The interest rate on the Operating Partnership's related party line of credit increased to 3.95% as of June 30, 2005 from 2.78% as of June 30, 2004.

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

        As set forth in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Bradley OP has filed this Amended 10-Q to restate its historical financial statements to reflect the allocation to Bradley OP of additional compensation expense as a result of the restatement of Heritage's own financial statements. Compensation expense is a component of Bradley OP's general and administrative expense. As a result of the additional compensation expense allocated to Bradley OP for each of the three-month periods ended June 30, 2005 and 2004 associated with this tax-offset provision, Bradley OP's general and administrative expense increased approximately $5.0 million in the three-month period ended June 30, 2005, and decreased approximately $3.2 million in the three-month period ended June 30, 2004, relative to the amounts reported in the Original 10-Q. Consequently, taking into account the effects of the restatement, Bradley OP's general and administrative expense increased an additional $8.2 million over the increase reported in the Original 10-Q for the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004.

        As reported in the Original 10-Q, Bradley OP's general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $0.8 million for the three-month period ended June 30, 2005 as compared with the three-month period ended June 30, 2004.

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

        At June 30, 2005, Heritage had $1.3 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.16% with an average maturity of 5.0 years. As of June 30, 2005, Heritage's market capitalization was $3.0 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.9%.

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

        Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company's line of credit. In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $33.4 million for the six-months ended June 30, 2005 from $32.6 million for the six-months ended June 30, 2004. The increase in cash flows from operations is primarily attributable to the timing of payments made and received related to operating assets and liabilities. As of June 30, 2005 we had an outstanding balance on our $400 million line of credit facility of $232.0 million, leaving us with $168.0 million of additional borrowing capacity under the line of credit. At our request, subject to the agent's consent, our line of credit may be increased to $500 million.

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

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor's, which has given us a rating of BBB-, Moody's Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-. All three of these rating agencies have currently stated our company's outlook is stable. A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

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

        Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and the market's perceptions regarding the Company and its prospects. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but raising funds through the equity markets may not be consistently available to us on terms that are attractive or at all.

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

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

        The following table summarizes our repayment obligations under our indebtedness outstanding as of June 30, 2005 (in thousands):

	Property	2005(1)	2006	2007	2008	2009	Thereafter	Total
	Mortgage loans payable:
*	Williamson Square(5)	$10,651	—	—	—	—	—	$10,651
	Riverchase Village Shopping Center	9,601	—	—	—	—	—	9,601
	Meridian Village Plaza(2)	150	4,841	—	—	—	—	4,991
*	Spring Mall	61	8,021	—	—	—	—	8,082
*	Southport Centre	81	171	9,593	—	—	—	9,845
*	Long Meadow Commons(2)(3)	161	344	8,717	—	—	—	9,222
	Innes Street Market	179	380	12,098	—	—	—	12,657
*	Southgate Shopping Center	56	119	2,166	—	—	—	2,341
*	Salem Consumer Square	229	505	559	8,771	—	—	10,064
*	St. Francis Plaza	97	207	225	243	—	—	772
*	Burlington Square(2)	94	209	227	224	12,743	—	13,497
	Buckingham Place(2)	30	69	74	79	5,054	—	5,306
	County Line Plaza(2)	103	222	240	256	16,002	—	16,823
	Trinity Commons(2)	85	185	200	214	13,776	—	14,460
	8 shopping centers, cross collaterialized	869	1,843	1,993	2,154	72,132	—	78,991
*	Montgomery Commons(2)	38	86	94	100	102	7,334	7,754
*	Warminster Towne Center(2)	126	283	307	329	362	18,294	19,701
	Clocktower Place(2)	60	132	144	154	171	11,838	12,499
	545 Boylston Street and William J. McCarthy Building	336	711	772	838	910	30,896	34,463
	29 shopping centers, cross collateralized	1,259	2,728	2,955	3,147	3,461	220,654	234,204
*	The Market of Wolf Creek III(2)	47	98	106	113	125	8,177	8,666
	Spradlin Farm(2)	94	203	219	232	253	16,187	17,188
*	The Market of Wolf Creek I(2)	73	163	176	188	206	9,327	10,133
*	Berkshire Crossing	251	529	557	584	617	11,725	14,263
*	Grand Traverse Crossing	185	394	424	457	492	11,151	13,103
*	Salmon Run Plaza(2)	163	349	381	417	456	2,736	4,502
*	Elk Park Center	151	321	346	374	403	6,503	8,098
*	Grand Traverse Crossing—Wal-Mart	84	179	193	208	225	4,190	5,079
*	The Market of Wolf Creek II(2)	49	103	111	120	129	1,428	1,940
	Montgomery Towne Center	195	393	307	335	364	5,262	6,856
*	Bedford Grove—Wal-Mart	77	164	178	191	207	3,175	3,992
*	Berkshire Crossing—Home Depot/Wal-Mart	122	258	278	300	324	5,218	6,500

	Total mortgage loans payable	$25,757	24,210	43,640	20,028	128,514	374,095	$616,244

	Unsecured notes payable(4)	—	1,490	—	100,000	150,000	200,000	451,490

	Line of credit facility	—	—	—	232,000	—	—	232,000

	Total indebtedness	$25,757	25,700	43,640	352,028	278,514	574,095	$1,299,734

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

        The repayment obligations reflected in the above tables do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above tables. These obligations related to the retirement benefit plan are more fully described in Heritage's Annual Report on Form 10-K for the year ended December 31, 2004. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

        The future contractual payment obligations in the above table do not reflect the matters described below under the "Off-Balance Sheet Arrangements".

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

        Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2005, $14.5 million is outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2005 is not material to Bradley OP's financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

        In April 2005, Bradley OP formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, Bradley OP has a 25% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a loan outstanding of approximately $14.8 million as of June 30, 2005. Bradley OP has agreed to indemnify the mortgage lender for bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of June 30, 2005, the book value of Bradley OP's investment in the joint venture was approximately $1.1 million.

        Bradley OP has entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process. In all cases, Bradley OP has paid deposits in connection with our joint venture entering into purchase and sale agreements with respect to such sites. These deposits are either fully or partially refundable by the seller or by Bradley OP's joint venture partner.

Line of Credit

        On March 29, 2005, we refinanced our prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent's consent, this new line of credit may be increased to $500 million. We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this new line of credit. This new line of credit replaces our prior line of credit and is being used principally to fund growth opportunities and for working capital purposes. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender's base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at June 30, 2005, including the lender's margin of 80 basis points and borrowings outstanding, was 3.95%. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage's debt rating, and requires quarterly payments.

        Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP. The terms of this related party line of credit facility are substantially identical to our line of credit facility and is shown as Related Party Line of Credit on the accompanying Bradley OP June 30, 2005 balance sheet. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of June 30, 2005, $232.0 million was outstanding under the related party line of credit facility

        As a result of Heritage's restatement, at June 30, 2005, Heritage was in default under the line of credit because its representation with respect to its financial statements was not true. As described in Note 2, on October 20, 2005, Heritage obtained from the financial institutions party to the line of credit a waiver of this default. Except as noted above, we believe we were in compliance with all of the financial covenants under this new line of credit as of June 30, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the line of credit. During the past year, LIBOR rates have increased.

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

        Through a subsidiary, we contributed the net proceeds of the offering of the 2014 Notes to Bradley OP and received an intercompany note from Bradley OP. This intercompany note is classified Related Party Notes Payable in the accompanying consolidated balance sheets. All of the net proceeds of the offering of the 2014 Notes were then used by Bradley OP to reduce the outstanding balance under our prior line of credit.

        These debt securities have been guaranteed by Heritage OP and Bradley OP.

        We believe we were in compliance with all applicable covenants under these indentures as of June 30, 2005.

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

        We believe Bradley OP was in compliance with all applicable covenants under these indentures as of June 30, 2005.

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

Related Party Transactions

The TJX Companies

        In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Mr. Cammarata is non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant, and was President and Chief Executive Officer of TJX until 2000. Annualized base rent from the TJX Companies represents approximately 5.3% of our total annualized base rent and 2.8% of Bradley OP's total annualized base rent, for all leases in which tenants were in occupancy at June 30, 2005. TJX pays rent in accordance with 50 leases at our properties.

Ahold USA

        In July 1999, William M. Vaughn, III became a member of the Heritage board of directors. Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of Heritage's largest stockholder, Net Realty Holding Trust. Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of Heritage's total annualized base rent for all leases in which tenants were in occupancy at June 30, 2005. Ahold USA and its subsidiary companies pay us rent in accordance with 3 leases at our properties. None of the Ahold USA locations are in the Bradley OP portfolio.

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

        As discussed in greater detail in the section of this Amended 10-Q entitled, "Explanatory Note—Restatement Overview," Heritage has determined that the provision of Mr. Prendergast's employment agreement requiring Heritage to make tax-offset payments in connection with his future exercise of stock options requires that Heritage record a liability and recognize compensation expense, a component of general and administrative expense, to reflect the effect of the tax-offset provision and the fact that the stock options subject to the provision should be accounted for on a variable basis. As also noted in that section, Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. During the three-month periods ended June 30, 2005 and 2004, Heritage allocated approximately 63% and 64%, respectively, and during the six-month periods ended June 30, 2005 and 2004, Heritage allocated approximately 63%, of these remaining costs to Bradley OP. Bradley OP has, therefore, amended the Original 10-Q for the purpose of restating the financial statements and other financial information for the quarterly period ended June 30, 2005 to reflect additional general and administrative expense from the amounts previously reported as a result of this compensation expense and liability. The tables below reflect the impact of this restatement.

        The following sets forth a reconciliation of Bradley OP's NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unit holders (in thousands):

	Six-months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net operating income	$69,887	$63,479
Add:
Interest and other	139	11
Equity in income from unconsolidated subsidiaries	159	—
Income from discontinued operations	—	295
Deduct:
Depreciation and amortization	28,002	24,814
Interest	23,072	17,915
General and administrative	10,926	5,542

Net income	8,185	15,514
Deduct:
Preferred stock distributions	—	1,763

Net income attributable to common unitholders	$8,185	$13,751

	Three-months ended June 30,
	2005	2004
	(Restated)	(Restated)
Net operating income	$34,370	$31,426
Add:
Interest and other	124	6
Equity in income from unconsolidated subsidiaries	54	—
Income from discontinued operations	—	154
Deduct:
Depreciation and amortization	14,213	12,520
Interest	11,430	9,821
General and administrative	9,188	234

Net income (loss)	(283)	9,011
Deduct:
Preferred stock distributions	—	555

Net income (loss) attributable to common unitholders	$(283)	$8,456

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

(a)   Restatement

        On October 17, 2005, Heritage determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, and for the quarterly periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error discovered by Heritage's management. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage's Chairman, President and Chief Executive Officer. As a result of the error, Heritage, on November 9, 2005 filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2005 and June 30, 2005 to restate its historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision.

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

(b)   Evaluation of Disclosure Controls and Procedures

        In the Original 10-Q filed on August 11, 2005, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the combined disclosure controls and procedures of Heritage and its subsidiaries, including those controls specific to Bradley OP, as of the end of the period covered by the Original 10-Q. Based on that evaluation, management initially concluded that those disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in Bradley OP's reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules.

        In connection with the restatement described above, with the participation of the Chief Executive Officer and Chief Financial Officer, management reevaluated those disclosure controls and procedures as of June 30, 2005 using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. During the course of this reevaluation, management concluded that Heritage's controls over financial reporting with respect to accounting for significant compensation arrangements were not effective as of June 30, 2005 due to a material weakness in internal control over financial reporting. In addition, management concluded that Heritage's disclosure controls and procedures were not effective as of June 30, 2005 as a result of this material weakness. Because of this conclusion, management likewise determined that Bradley OP's disclosure controls and procedures were not effective as of June 30, 2005.

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

        As previously stated in the Original 10-Q, there was no change in Bradley OP's internal controls over financial reporting during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Bradley OP's internal control over financial reporting. However, subsequent to the filing of the Original 10-Q, Heritage took the remedial actions described above.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        On May 6, 2005, the annual meeting of the stockholders of the sole stockholder of Bradley OP's general partner was held. At the annual meeting, stockholders elected three directors to serve on our Board of Directors until the Company's annual meeting to be held in 2008. The three directors elected at the meeting were Bernard Cammarata, Michael J. Joyce and Thomas C. Prendergast. The directors whose terms of office as a director continued after the meeting and the annual meeting at which their term of office expires are as follows:

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
By: Heritage-Austen Acquisition, Inc., its General Partner
Dated: November 14, 2005
/s/ THOMAS C. PRENDERGAST Thomas C. Prendergast Chairman, President and Chief Executive Officer
/s/ DAVID G. GAW David G. Gaw Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

PART I
EXPLANATORY NOTE
  ITEM 1. Financial Statements
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Balance Sheets June 30, 2005 and December 31, 2004 (Unaudited and in thousands of dollars, except for unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Operations Six Months ended June 30, 2005 and 2004 (Unaudited and in thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Operations Three Months ended June 30, 2005 and 2004 (Unaudited and in thousands, except per-unit data)
BRADLEY OPERATING LIMITED PARTNERSHIP Consolidated Statements of Cash Flows Six months ended June 30, 2005 and 2004 (unaudited and in thousands of dollars)
BRADLEY OPERATING LIMITED PARTNERSHIP Notes to Condensed Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4: Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES