Form 10-Q
period 2005-09-30
BRADLEY OPERATING L P
filed 2005-11-14
CIK 1039189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission file number:  000-23065

BRADLEY OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	04-3306041
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
131 Dartmouth Street, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

BRADLEY OPERATING LIMITED PARTNERSHIP

2005 Restatement

As described in Bradley Operating Limited Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission on November 14, 2005, Bradley Operating Limited Partnership has restated certain of its financial statements.

For further discussion of the effects of the 2005 restatement, see Part I, Item 1, Financial Statements, Note 2 of Notes to Consolidated Financial Statements, Item 2 Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 4 Controls and Procedures.

PART I

ITEM 1.                Financial Statements

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Unaudited and in thousands of dollars, except for unit data)

	September 30, 2005	December 31, 2004 (Restated)
Assets
Real estate investments, net	$1,418,389	$1,317,200
Cash and cash equivalents	1,499	4,558
Accounts receivable, net of allowance for doubtful accounts of $6,289 in 2005 and $5,626 in 2004	31,446	25,609
Intercompany advances	92,529	66,021
Prepaids and other assets	12,642	10,710
Investment in unconsolidated joint ventures	5,480	3,406
Deferred financing and leasing costs	34,437	20,661
Total assets	$1,596,422	$1,448,165
Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$192,487	$178,040
Unsecured notes payable	101,490	101,490
Line of credit facility	—	196,000
Related party line of credit facility	359,000	—
Related party notes payable	350,000	350,000
Accrued expenses and other liabilities	54,999	48,636
Accrued distributions	17,989	18,013
Intercompany payable	9,126	6,140
Total liabilities	1,085,091	898,319
Minority interest	—	2,425
Redeemable common units, 673,270 and 522,044 common units outstanding at September 30, 2005 and December 31, 2004, respectively, at redemption value	23,564	16,752
Partners’ capital:
General partner; 32,568,441 units outstanding at September 30, 2005 and December 31, 2004	471,873	513,226
Limited partner; 1,219,782 units outstanding at September 30, 2005 and December 31, 2004	15,894	17,443
Total partners’ capital	487,767	530,669
Total liabilities and partners’ capital	$1,596,422	$1,448,165

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations
Nine Months ended September 30, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Nine Months Ended September 30,
	2005	2004 (Restated)
Revenue:
Rentals and recoveries	$150,818	$139,285
Interest, other, and joint venture fee income	198	192
Total revenue	151,016	139,477
Expenses:
Property operating expenses	20,766	19,830
Real estate taxes	23,930	23,109
Depreciation and amortization	43,054	37,346
Interest	35,573	28,472
General and administrative	15,122	10,664
Total expenses	138,445	119,421
Income before gain on sale of real estate investment	12,571	20,056
Gain on sale of real estate investment	—	25
Income before equity in income from unconsolidated joint ventures	12,571	20,081
Equity in income from unconsolidated joint ventures	219	14
Income before discontinued operations	12,790	20,095
Income from discontinued operations	—	506
Net income	12,790	20,601
Preferred distributions	—	(2,176)
Net income attributable to common unitholders	$12,790	$18,425
Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.37	$0.53
Income from discontinued operations	—	0.01
Income attributable to common unitholders	$0.37	$0.54
Weighted average common units outstanding	34,318	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Statements of Operations
Three Months ended September 30, 2005 and 2004
(Unaudited and in thousands, except per-unit data)

	Three Months Ended September 30,
	2005	2004 (Restated)
Revenue:
Rentals and recoveries	$50,819	$46,555
Interest, other, and joint venture fee income	59	181
Total revenue	50,878	46,736
Expenses:
Property operating expenses	6,249	6,050
Real estate taxes	8,335	7,640
Depreciation and amortization	15,052	12,531
Interest	12,502	10,557
General and administrative	4,196	5,121
Total expenses	46,334	41,899
Income before gain on sale of real estate investment	4,544	4,837
Gain on sale of real estate investment	—	25
Income before equity in income from unconsolidated joint ventures	4,544	4,862
Equity in income from unconsolidated joint ventures	60	14
Income before discontinued operations	4,604	4,876
Discontinued operations	—	211
Net income	4,604	5,087
Preferred distributions	—	(413)
Net income attributable to common unitholders	$4,604	$4,674
Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.13	$0.13
Income from discontinued operations	—	0.01
Income attributable to common unitholders	$0.13	$0.14
Weighted average common units outstanding	34,336	34,121

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Nine months ended September 30, 2005 and 2004

(unaudited and in thousands of dollars)

	Nine months ended September 30,
		2004
	2005	(Restated)
Cash flows from operating activities:
Net income	$12,790	$18,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,054	37,623
Amortization of deferred debt financing costs	420	930
Amortization of debt premiums	(999)	(438)
Income from unconsolidated joint ventures	(219)	—
Net gain on sale of real estate investment	—	(25)
Changes in operating assets and liabilities	4,708	(4,888)
Net cash provided by operating activities	59,754	51,627
Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(123,293)	(21,480)
Expenditures for investment in joint ventures	(1,855)	(3,321)
Purchase of minority interest	(2,425)	—
Net proceeds from sales of real estate investments	—	7,205
Investment in mortgage receivable	—	(9,188)
Expenditures for capitalized leasing commissions	(3,009)	(2,241)
Net cash used for investing activities	(130,582)	(29,025)
Cash flows from financing activities:
Repayments of mortgage loans payable	(14,032)	(10,847)
Proceeds from draws under prior line of credit facility	26,000	280,000
Proceeds from new related party line of credit facility	402,000	—
Repayments under new related party line of credit facility	(43,000)	—
Repayments under prior line of credit facility	(11,000)	(310,000)
Extinguishment of prior line of credit facility	(211,000)	—
Proceeds from related party note payable	—	200,000
Intercompany advances	(26,508)	(56,006)
Repayment of intercompany advances	—	5,065
Repurchase of redeemable common units	(631)	—
Distributions paid to general partner	(51,294)	(51,287)
Distributions paid to limited partners	(1,920)	(1,920)
Distributions paid to redeemable common units	(846)	(356)
Distributions paid to Series B and C Preferred Units	—	(2,176)
Redemption of Series B Preferred Units	—	(75,000)
Net cash provided by (used for) financing activities	67,769	(22,527)
Net (decrease) increase in cash and cash equivalents	(3,059)	75
Cash and cash equivalents:
Beginning of period	4,558	1,715
End of period	$1,499	$1,790

See accompanying notes to condensed financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

1.   Organization

Basis of Presentation

Bradley Operating Limited Partnership (the “Operating Partnership”) is the entity through which Heritage Property Investment Trust, Inc. (“Heritage,” or the “Company”) conducts substantially all of its business in the Midwestern United States. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of the Operating Partnership issued to Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the indirect general partner (through a wholly-owned subsidiary) of the Operating Partnership and through a wholly-owned subsidiary directly holds general and limited partner common units. At September 30, 2005 and December 31, 2004, the Operating Partnership owned (either directly or through subsidiaries) 113 and 106, respectively, neighborhood and community shopping centers.

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

The condensed consolidated financial statements of the Operating Partnership contained in this report were prepared from the books and records of the Operating Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Amounts presented in the condensed consolidated balance sheet as of December 31, 2004 are derived from the audited financial statements of the Operating Partnership at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2004 amounts, consisting primarily of discontinued operations, have been made to conform to the 2005 presentation. In addition, certain 2004 amounts have been restated as discussed in Note 2.

The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership’s financial statements and notes thereto contained in the Operating Partnership’s Annual Report on Form 10-K/A for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on November 14, 2005. In addition, these financial statements should be read in conjunction with the separate consolidated financial statements of Heritage as of and for the nine-month period ended September 30, 2005, which include the Operating Partnership’s results, as contained in Heritage’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2005.

2.   Restatement Overview

(a) General

On October 17, 2005, Heritage determined that the Operating Partnership’s previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters in the year ended December 31, 2004, and its unaudited quarterly financial statements for the periods ended March 31, 2005 and June 30, 2005, need to be restated to correct an error. The error pertained to the unrecorded effects of certain previously issued stock options previously granted by Heritage to Thomas C. Prendergast, Heritage’s Chairman, President and Chief Executive Officer which are subject to a tax-offset provision included in Mr. Prendergast’s employment agreement.

In January 2000, Heritage entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement requires Heritage to make certain payments to Mr. Prendergast to offset any taxes he incurs in connection with the exercise of those stock options. To date, Mr. Prendergast has not exercised any stock options and Heritage has not made any tax-offset payments to him.

As a result of the discovery of the error, on November 9, 2005, Heritage amended its historical financial statements noted above to record the liability for the tax-offset payments that would be made to Mr. Prendergast in the future should he exercise any stock options and to reflect that this liability is subject to variable accounting treatment pursuant to Financial Accounting Standards Board’s (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” (“FIN No. 44”). In addition, Heritage’s historical financial statements were amended to reflect that the stock options subject to the tax-offset provision are also subject to variable accounting treatment pursuant to FIN No. 44. These amended financial statements are contained in Heritage’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 and amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005, each of which was filed by Heritage with the Securities and Exchange Commission on November 9, 2005.

Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with the Operating Partnership. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the nine-month periods ended September 30, 2005 and 2004 and the years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 63%, 63%, 65% and 66%, respectively, of these remaining general and administrative costs to the Operating Partnership.

As noted above, as a result of the discovery of the error, Heritage restated the financial statements noted above to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of the Operating Partnership’s general partner, determined that the Operating Partnership was likewise required to restate its financial statements for the periods noted herein to record additional general and administrative expense as a result of the tax allocation provision.

Accordingly, the Operating Partnership amended its historical financial statements for the years ended December 31, 2004 and 2003, and each of the quarterly periods contained in the year ended December 31, 2004, and for the quarterly periods ended March 31, 2005 and June 30, 2005 to reflect the increased general and administrative expense allocation to the Operating Partnership by Heritage as described above. These amended financial statements are contained in the Operating Partnership’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, and amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005, each as filed with the SEC on November 14, 2005.

The following tables set forth the impact of the restatement to the Operating Partnership’s consolidated balance sheet as of December 31, 2004 and the Operating Partnership’s consolidated statements of operations for the three-, and nine-month periods ended September 30, 2004.

	December 31, 2004
(In thousands, except for share amounts)	As Previously Reported	Adjustments	As Restated
Assets
Real estate investments, net	$1,317,200	$—	$1,317,200
Cash and cash equivalents	4,558	—	4,558
Accounts receivable, net of allowance for doubtful accounts of $5,626 in 2004	25,609	—	25,609
Intercompany advances	66,021	—	66,021
Prepaids and other assets	10,710	—	10,710
Investment in unconsolidated joint venture	3,406	—	3,406
Deferred financing and leasing costs	20,661	—	20,661
Total assets	$1,448,165	$—	$1,448,165
Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$178,040	$—	$178,040
Unsecured notes payable	101,490	—	101,490
Line of credit facility	196,000	—	196,000
Related party line of credit facility	—	—	—
Related party notes payable	350,000	—	350,000
Accrued expenses and other liabilities	48,636	—	48,636
Accrued distributions	18,013	—	18,013
Intercompany payble	—	6,140	6,140
Total liabilities	892,179	6,140	898,319
Minority interest	2,425	—	2,425
Redeemable common units, 522,044 common units outstanding at December 31, 2004 at redemption value	16,752	—	16,752
Partners’ capital:
General partner; 32,568,441 units outstanding at December 31, 2004	519,149	(5,923)	513,226
Limited partner; 1,219,782 units outstanding at March 31, 2005 and December 31, 2004	17,660	(217)	17,443
Total partners’ capital	536,809	(6,140)	530,669
Total liabilities and partners’ capital	$1,448,165	$—	$1,448,165

	Nine Months Ended September 30, 2004
			As Reported with
	As Previously	Discontinued	Discontinued			As
(In thousands, except per-share data)	Reported	Operations	Operations	Reclassifications	Adjustments	Restated
Revenue:
Rentals and recoveries	$139,812	$(527)	$139,285	$—	$—	$139,285
Interest, other, and joint venture fee income	206	—	206	(14)	—	192
Total revenue	140,018	(527)	139,491	(14)	—	139,477
Expenses:
Property operating expenses	19,917	(87)	19,830	—	—	19,830
Real estate taxes	23,215	(106)	23,109	—	—	23,109
Depreciation and amortization	37,469	(123)	37,346	—	—	37,346
Interest	28,472	—	28,472	—	—	28,472
General and administrative	9,935	—	9,935	—	729	10,664
Total expenses	119,008	(316)	118,692	—	729	119,421
Income before gain on sale of marketable securities	21,010	(211)	20,799	(14)	(729)	20,056
Gain on sale of real estate investment	25	—	25	—	—	25
Income before equity in income from uncolidated joint ventures and allocation to minority interest	21,035	(211)	20,824	(14)	(729)	20,081
Equity in income from unconsolidated joint ventures	—	—	—	14	—	14
Income before discontinued operations	21,035	(211)	20,824	—	(729)	20,095
Income from Discontinued operations	295	211	506	—	—	506
Net income	21,330	—	21,330	—	(729)	20,601
Preferred distributions	(2,176)	—	(2,176)	—	—	(2,176)
Net income attributable to common unitholders	$19,154	$—	$19,154	$—	$(729)	$18,425
Basic and diluted per common unit:
Income attributable to common unitholders before discontinued operations	$0.55	$—	$0.55	$—	$(0.02)	$0.53
Income from discontinued operations	$0.01	$—	$0.01	$—	$—	$0.01
Income attributable to common unitholders	$0.56	$—	$0.56	$—	$(0.02)	$0.54
Weighted average common units outstanding	34,121	—	34,121	—	—	34,121

	Three Months Ended September 30, 2004
			As Reported with
	As Previously	Discontinued	Discontinued
(In thousands, except per-share data)	Reported	Operations	Operations	Reclassifications	Adjustments	As Restated
Revenue:
Rentals and recoveries	$46,737	$(182)	$46,555	$—	$—	$46,555
Interest, other, and joint venture fee income	195	—	195	(14)	—	181
Total revenue	46,932	(182)	46,750	(14)	—	46,736
Expenses:
Property operating expenses	6,075	(25)	6,050	—	—	6,050
Real estate taxes	7,675	(35)	7,640	—	—	7,640
Depreciation and amortization	12,573	(42)	12,531	—	—	12,531
Interest	10,557	—	10,557	—	—	10,557
General and administrative	3,381	—	3,381	—	1,740	5,121
Total expenses	40,261	(102)	40,159	—	1,740	41,899
Income before gain on sale of real estate investment	6,671	(80)	6,591	(14)	(1,740)	4,837
Gain on sale of real estate investment	25	—	25	—	—	25
Income before equity in income from uncolidated joint ventures	6,696	(80)	6,616	(14)	(1,740)	4,862
Equity in income from unconsolidated joint ventures	—	—	—	14	—	14
Income before discontinued operations	6,696	(80)	6,616	—	(1,740)	4,876
Discontinued operations	131	80	211	—	—	211
Net income	6,827	—	6,827	—	(1,740)	5,087
Preferred distributions	(413)	—	(413)	—	—	(413)
Net income attributable to common unitholders	$6,414	$—	$6,414	$—	$(1,740)	$4,674
Basic and diluted per common unit:
Income attributable to common unitholders before discontinued operations	$0.18	$—	$0.18	$—	$(0.05)	$0.13
Income from discontinued operations	$0.01	$—	$0.01	$—	$—	$0.01
Income attributable to common unitholders	$0.19	$—	$0.19	$—	$(0.05)	$0.14
Weighted average common units outstanding	34,121	—	34,121	—	—	34,121

The restatement had no effect on net cash flows from operating, investing, or financing activities for the nine-month period ended September 30, 2004.

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

On October 20, 2005, Heritage obtained a waiver (the “Waiver”) under this Credit Agreement. The Waiver waives any potential event of default or event of default under the Credit Agreement that Heritage expects would have been caused by the restatement of its financial results. As a result of the restatement, among other things, Heritage would no longer be able to make the representations under the Credit Agreement concerning the conformity with U.S. generally accepted accounting principles of its previously delivered financial statements. Because the restatement did not result in Heritage’s having breached any of the financial covenants in the Credit Agreement, the Waiver does not waive or modify any such financial covenants.

Under the terms of the Waiver, the Credit Agreement remains in full force and effect; therefore, Heritage is currently permitted to borrow under its line of credit.

3.   Supplemental Cash Flow Information

During the nine-month periods ended September 30, 2005 and 2004, interest paid was $32.6 million and $25.6 million, respectively, of which $12.7 million and $2.6 million, respectively were to a related party.

During the nine-month periods ended September 30, 2005 and 2004, the Operating Partnership assumed $29.5 million and $10.4 million, respectively, of existing debt in connection with the acquisition of properties.

Included in accrued expenses and other liabilities at September 30, 2005 and December 31, 2004 are accrued expenditures for real estate investments of $1.9 million and $4.7 million, respectively.

During the nine-month period ended September 30, 2005, the Operating Partnership issued 176,509 redeemable common units with a fair value of $6.1 million in connection with an acquisition of properties.

During the nine-month period ended September 30, 2004, 7,814 redeemable common units were exchanged for 7,814 shares of common stock of Heritage with a fair value of $0.2 million pursuant to the Operating Partnership’s limited partnership agreement.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

4.   Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	September 30, 2005	December 31, 2004
Land	$232,021	$212,704
Land improvements	131,479	119,938
Buildings and improvements	1,220,163	1,116,081
Tenant improvements	47,616	34,095
Improvements in process	6,979	15,163
	1,638,258	1,497,981
Accumulated depreciation and amortization	(219,869)	(180,781)
Net carrying value	$1,418,389	$1,317,200

Acquisitions

Fairview Corners, Simpsonville, South Carolina

On July 1, 2005, the Operating Partnership completed the acquisition of Fairview Corners, a 131,000 square foot shopping center located in Simpsonville, South Carolina. The purchase price for Fairview Corners was approximately $23.2 million and was funded with borrowings under the Operating Partnership’s intercompany line of credit.

Williamson Square, Franklin, Tennessee

On August 2, 2005, the Operating Partnership completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center, located in Franklin, Tennessee. As a result, the Operating Partnership owns 100% of the partnership interests in Williamson Square. The purchase price was $2.9 million. The Operating Partnership funded the purchase price with borrowings under the Operating Partnership’s intercompany line of credit. The Operating Partnership also repaid upon maturity the previously outstanding mortgage indebtedness encumbering Williamson Square. As a result, Williamson Square is now unencumbered.

Old Bridge Gateway Shopping Center, Parlin, Old Bridge Township, New Jersey

On August 12, 2005, the Operating Partnership completed the acquisition of Old Bridge Gateway Shopping Center, a 236,000 square foot shopping center located in Parlin, Old Bridge Township, New Jersey. The purchase price for Old Bridge was $43.7 million and was funded with borrowings under the Operating Partnership’s intercompany line of credit.

Crossroads at Buckland Hills, Manchester, Connecticut

In a series of related closings, which occurred on August 19, 2005, September 20, 2005 and September 29, 2005, the Operating Partnership acquired a group of five shopping centers comprising 342,000 square feet, known as Crossroads at Buckland Hills, located in an eastern suburb of Hartford, Connecticut. The aggregate purchase price for the center was approximately $76.4 million. The Operating Partnership funded the acquisition with a combination of the assumption of $29.5 million of debt, borrowings under the Operating Partnership’s intercompany line of credit and the issuance of operating partnership units in the Operating Partnership with a fair value of $6.1 million.

Long Meadow Commons

On April 30, 2004, the Operating Partnership acquired a 118,000 square foot grocer-anchored community shopping center located in Mundelein, Illinois (a northern Chicago suburb) know as Long Meadow Commons. The acquisition price for Long Meadow Commons was $18.5 million and was funded through the assumption of $10.4 million of debt and borrowings under the Operating Partnership’s prior line of credit.

Dispositions

Garden Plaza

In December 2004, the Operating Partnership completed the disposition of Garden Plaza, an 80,000 square foot shopping center located in Franklin, Wisconsin for $4.8 million, resulting in a gain of $0.6 million. The results of operations of the Garden Plaza shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

Madison Plaza Parcel

In December 2004, the Operating Partnership completed the disposition of a parcel of land located at Madison Plaza located in Madison, Wisconsin for $3.5 million, which approximated the Operating Partnership carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

Camelot Shopping Center

In June 2004, the Operating Partnership entered into a purchase and sale agreement for the sale of Camelot Shopping Center, a 151,000 square foot shopping center located in Louisville, Kentucky for a sales price of $7.4 million. The sale was completed on October 1, 2004 and resulted in a gain of $0.3 million. The Camelot Shopping Center was classified as held for sale in the consolidated balance sheet as of September 30, 2004. The results of operations of the Camelot Shopping Center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

Cross Keys Shopping Center Parcel

In September 2004, the Operating Partnership completed the disposition of a parcel of land located at Cross Keys Shopping Center located in Turnersville, New Jersey for $7.0 million, which approximated the Operating Partnership carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

5.   Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Operating Partnership accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million, and subsequently increased that investment with an additional $0.7 million anticipated contribution in the three-month period ended June 30, 2005. At the time of the joint venture’s formation, the Operating Partnership also provided a short-term bridge loan of approximately $9.2 million to the joint venture, which was repaid in November 2004. The Operating Partnership is not the record-keeper of the joint venture. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. Hence, the operations for the period from March 1, 2005 through June 30, 2005 and October 1, 2004 through June 30, 2005 are included in the accompanying three- and nine-month consolidated statements of operations, respectively, and are classified as Equity in Income from Unconsolidated Joint Ventures.

The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of September 30, 2005, $16.6 million was outstanding under the construction loan. This amount is recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Operating Partnership (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of September 30, 2005 is not material to the Operating Partnership’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams Shopping Center

In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Operating Partnership has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. The Operating Partnership accounts for the joint venture under the equity method of accounting and is the recordkeeper of the joint venture. Therefore, there is no lag in reporting the operations of the joint venture and thus the operations for the period from the acquisition in July 1, 2005 through September 30, 2005 and from the acquisition in April 2005 through September 30, 2005 are included in the accompanying three- and nine-month consolidated statements of operations, respectively, and are classified as Equity in Income From Unconsolidated Joint Ventures.

6.   Debt

Prior Line of Credit

Prior to March 29, 2005, the Operating Partnership and Heritage Property Investment Limited Partnership (“Heritage OP”), Heritage’s other operating subsidiary, were co-borrowers on a joint and several basis of a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Heritage and certain of Heritage’s other subsidiaries guaranteed this prior line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At December 31, 2004, $196.0 million was outstanding on this prior line of credit, all of which was carried on the Operating Partnership’s balance sheet.

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

Heritage’s ability to borrow under this new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. The new line of credit, except under some circumstances, limits Heritage’s ability to make distributions in excess of 90% of Heritage’s annual funds from operations. In addition, the new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage’s debt rating. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at September 30, 2005, was 4.40%. The new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, Heritage established a related party line of credit with the Operating Partnership by advancing the proceeds from the new line of credit to the Operating Partnership. The terms of this related party line of credit facility are substantially identical to the Company’s line of credit facility and is shown as Related Party Line of Credit on the accompanying September 30, 2005 balance sheet. The Operating Partnership used these funds to repay the entire outstanding balance of the Operating Partnership’s prior line of credit. As of September 30, 2005, $359.0 million was outstanding under this related party line of credit facility. Accrued interest payable of $1.7 million and $0 as of September 30, 2005 and December 31, 2004, respectively, relating to the related party line of credit is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party line of credit was $5.9 million and $0 for the nine-months ended September 30, 2005 and 2004, respectively.

On October 20, 2005, Heritage obtained a waiver (the “Waiver”) from its institutional lenders in connection with the new line or credit. The waiver waives any potential event of default or event of default under the current Credit Agreement that was or could have been caused by the restatement of Heritage’s financial statements, as discussed in Note 2. As a result of the restatement, among other things, Heritage was no longer able to make the representations under this Credit Agreement concerning the conformity with U.S. generally accepted accounting principles of its previously delivered financial statements. Because the restatement did not result in Heritage’s having breached any of the financial covenants in the Credit Agreement, the Waiver does not waive or modify any such financial covenants. Under the terms of the Waiver, the credit agreement remains in full force and effect. Therefore, Heritage is currently permitted to borrow under its line of credit.

Selected financial information of Heritage OP, the co-guarantor, as of and for the nine-month period ended September 30, 2005 and as of and for the year ended December 31, 2004 (in thousands, and unaudited) is as follows:

Description	September 30, 2005	December 31, 2004 (Restated)
Real estate investments, net	$891,057	$905,438
Other assets	66,543	61,783
Total assets	957,600	967,221
Indebtedness (excluding line of credit)(a)	525,277	537,021
Other liabilities	53,051	57,685
Partners’ capital	370,146	372,515
Total revenue (excluding discontinued operations)	119,400	138,460
Net income	21,548	16,511

(a)           The Operating Partnership and Heritage OP are co-guarantors under the line of credit. Indebtedness includes $92.5 million and $66.0 million of intercompany advances payable to the Operating Partnership at September 30, 2005 and December 31, 2004, respectively.

Unsecured Notes Payable

The Operating Partnership previously issued unsecured notes payable consisting of a $100 million, 7.0% fixed-rate issue, which matured on November 15, 2004; a $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other unsecured notes payable. On November 15, 2004, the Operating Partnership repaid all of the $100 million 7.0% fixed-rate issue maturing on that date. The amount of unsecured notes payable outstanding at both September 30, 2005 and December 31, 2004 was $101.5 million.

Guaranty of Unsecured Notes Payable

On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the “Notes”) at an interest rate of 4.5%, which are due October 15, 2009, with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s prior line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the prior line of credit at terms substantially identical to the Notes. These intercompany notes are classified as Related Party Notes Payable in the accompanying September 30, 2005 consolidated balance sheet. Accrued interest payable of $7.8 million and $3.5 million as of September 30, 2005 and December 31, 2004, respectively, relating to the related party unsecured notes payable is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party unsecured notes was $12.8 million and $5.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

The Notes are senior unsecured obligations of Heritage, and are guaranteed jointly and severally by the Operating Partnership and Heritage OP. Such guarantees are unsecured senior obligations of the Operating Partnership and Heritage OP, and rank equally with all existing and future unsecured senior indebtedness of the Operating Partnership and Heritage OP. The Notes also contain certain financial and operating covenants, including limitations on the amount and type of indebtedness that may be incurred by Heritage, the Operating Partnership, and Heritage OP.

7.   Redeemable Preferred Units

On September 7, 2004, the Operating Partnership redeemed all 1,000,000 outstanding 8.875% Series C Cumulative Redeemable Perpetual Preferred Units of Bradley OP, at a redemption price of $25.00 per unit, plus approximately $0.413 per unit of accrued and unpaid distributions. There were no unamortized issuance costs associated with the Series C Preferred Units and therefore, the Operating Partnership did not incur a charge in connection with this redemption.

On February 23, 2004, the Operating Partnership redeemed all 2,000,000 outstanding 8.875% Series B Cumulative Redeemable Perpetual Preferred Units of Bradley OP, at a redemption price of $25.00 per unit, plus approximately $0.3266 per unit of accrued and unpaid distributions. There were no unamortized issuance costs associated with the Series B Preferred Units and therefore, the Operating Partnership did not incur a charge in connection with this redemption.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and related notes thereto. Some of the statements contained in this discussion constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements reflect the Company’s current views about future events.  The forward-looking statements made herein are subject to risks, uncertainties, assumptions and changes in circumstances that may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect actual results. Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements made herein include: financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants; execution of shopping center redevelopment programs; the Company’s ability to finance the Company’s operations, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; completion of pending acquisitions; risks of development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; the availability of additional acquisitions; execution of joint venture opportunities; difficulties assimilating acquisitions made through future joint ventures; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; the level and volatility of interest rates and changes in the capitalization rates with respect to the acquisition and disposition of properties; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the ability to maintain our status as a REIT for federal income tax purpose; governmental approvals, actions and initiatives;  environmental/safety requirements and costs; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; changes in economic, business, competitive market and regulatory conditions;  acts of terrorism or war; the effects of hurricanes and other natural disasters; and other risks detailed in the Operating Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2004  and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

All references to “we,” “us,” “our,” “ours” or “Heritage” in this report refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All references to “Bradley OP” or the “Operating Partnership” in this report refer to Bradley Operating Limited Partnership, a subsidiary of Heritage, and its subsidiaries.

Restatement Summary

For the reasons set forth in greater detail in the Operating Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2004, and the Operating Partnership’s Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2005 and June 30, 2005, the Operating Partnership has amended and restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in the year ended December 31, 2004, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. Those amendments were made to reflect a revision of the allocation of general and administrative expense by Heritage to the Operating Partnership for those periods.  This revision, in turn, resulted from Heritage’s correction of  an error pertaining to the unrecorded effects of certain stock options previously granted to Thomas C. Prendergast, Heritage’s Chairman, President and Chief Executive Officer. Those stock options are subject to a tax-offset provision included in Mr. Prendergast’s employment agreement. In the restatement of the periods mentioned, Heritage recorded a liability and recognized additional compensation expense, a component of general and aministrative expense, to reflect the effect of the tax-offset feature, and accounted for the stock options subject to the tax-offset feature on a variable basis.

Heritage allocates 100% of its general and administrative expense to its subsidiaries, including costs associated with Bradley OP.  During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65%, and 66%, respectively, of these costs to the Operating Partnership.  As the sole stockholder of Bradley OP’s general partner, Heritage determined that Bradley OP was likewise required to amend and restate its financial statements and other financial information to reflect additional general and administrative expense allocated to Bradley OP by Heritage as a result of the tax-offset provision.

Overview

Bradley Operating Limited Partnership, or Bradley OP, is one of the legal entities through which Heritage Property Investment Trust, Inc., or Heritage, a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Heritage is one of the nation’s largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of September 30, 2005, Heritage had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 34.9 million square feet of gross leasable area (“GLA”), of which approximately 28.7 million square feet was Company-owned GLA.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or Heritage OP, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest. As of September 30, 2005, Bradley OP and its subsidiaries owned 113 shopping centers, located in 23 states and totaling approximately 18.3 million square feet of Company-owned GLA.

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

Our operating strategy is to own (directly or through joint ventures) and to manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus historically has been to own primarily grocer- and multi-anchored centers with a diverse tenant base in attractive geographic locations with strong demographics. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on our properties. Our operating results therefore depend primarily on our tenants’ ability to pay rent.

Generally, we do not expect our net operating income to deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term. In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. The retail sector continues to change as a result of industry consolidation due to the continued strength of Wal-Mart and retail bankruptcies. This consolidation in turn has created an excess of available retail space and increased competition for that space. We believe that the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics, provides a relatively stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy. First, we continue to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. During 2004 and the first nine months of 2005, in order to re-let vacant space within our portfolio, we incurred higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods, as we re-positioned several of our centers for future growth. We anticipate incurring additional revenue enhancing capital expenditures during the remainder of 2005 consistent with our practice before 2004.

Secondly, we focus on achieving external growth through the expansion of our portfolio and will continue to pursue targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. We will pursue acquisitions in our existing markets as well as in new markets where a portfolio of properties might be available to enable us to establish a platform for further growth. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties. The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties. As a result, our effort to expand our portfolio through acquisition has been adversely affected. We expect these conditions to persist for the foreseeable future.

To increase access to potential acquisitions and alternative sources of capital to fund future acquisitions, we have been pursuing, and will continue to pursue, joint venture arrangements with third party developers and institutional investors. To date, we have completed one joint venture arrangement with a third party developer . We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process. However, with respect to joint venture arrangements with third party developers, we generally do not expect to recognize the full economic benefit of such arrangements for 2-3 years.

In April 2005, we completed our first joint venture arrangement with an institutional investor. During the past six months, we have also sought to expand our capital raising joint venture arrangements. We anticipate that a significant amount of our acquisition activity during the foreseeable future will be through such joint venture arrangements.

In the near future, we intend to dispose of properties that no longer strategically fit within our overall portfolio or to take advantage of favorable market conditions. In addition, as noted above, we will continue to explore capital raising joint venture opportunities involving contributions of certain of our existing assets, in return for cash and a membership or partnership interest in the joint venture. These joint ventures will enable us to increase our sources of capital and our ability to pursue high quality acquisitions. This contribution of shopping center properties will represent a disposition of property by the Company, which may lead to short-term decreases in our net operating income. However, we intend to offset any such decreases by re-investing the cash proceeds received in connection with such contributions. These cash proceeds may be used by the Company to grow our existing portfolio either by direct acquisition or through future joint ventures. We may also use those proceeds to improve the quality of our balance sheet, such as by reducing our outstanding indebtedness.

During the past few years, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company and unanticipated severance costs. In particular, we have incurred higher costs associated with our review of our internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act.

As described above under the heading “Restatement Summary,” Bradley OP has also incurred additional unanticipated general and administrative expense to reflect the allocation to it of general and administrative expense by Heritage as the result of a tax-offset provision contained in the employment agreement of Thomas C. Prendergast, Heritage’s Chairman, President and Chief Executive Officer, relating to certain stock options previously granted to Mr. Prendergast. Because this provision requires that Heritage account for the stock options subject to the tax-offset provision and the tax-offset feature itself on a variable basis, if Heritage’s stock price increases in the future, Heritage will allocate to Bradley OP additional general and administrative expense to reflect the increased value of the stock options and higher tax reimbursement obligation. Heritage anticipates that Mr. Prendergast’s employment agreement will be amended to eliminate this tax-offset provision relating to these stock options prior to December 31, 2005. However, we cannot assure you that this amendment will be completed prior to December 31, 2005 nor are we able to predict the precise terms of such an amendment at this time. In addition, we have incurred significant costs associated with the restatement of our historical financial statements relating to the tax-offset provision, including unanticipated professional fees primarily, legal and accounting. As a result of the foregoing, Bradley OP expects the allocation of general and administrative costs by Heritage for the three- and twelve-month periods ended December 31, 2005 to be significantly higher than previously anticipated.

We currently expect to incur additional debt in connection with future acquisitions whether by direct acquisition or through a joint venture. As of September 30, 2005, we had $1.0 billion of indebtedness, of which approximately $810.5 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with acquisitions, we intend to finance our operations and growth in the future primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings. We will also pursue additional joint venture arrangements aimed at providing alternative sources of capital.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate and credit rate risks. We state these critical accounting policies in the notes to our consolidated financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

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

Real Estate Investments

At our formation in July 1999, we recorded contributed real estate investments at the carry-over basis of our predecessor, which was the fair market value of those assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, have been, and will continue to be recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are expensed as incurred.

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

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. No such impairment losses have been recognized to date.

Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

We apply SFAS No. 141, Business Combinations, to property acquisitions. Accordingly, the fair value of the real estate acquired is allocated to the acquired tangible assets, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management takes into account real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The “as-if-vacant” value is then allocated amongst land, land improvements, building, and building improvements based on the Company’s estimate of replacement costs.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated as-if-vacant fair value of the property determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Investments in Unconsolidated Joint Ventures

Upon entering into a joint venture agreement, the Company assesses whether the joint venture is considered a variable interest entity in accordance with the Financial Accounting Standards Board  (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The Company has no interests in variable interest entities as of September 30, 2005. The Company accounts for its investment in joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of September 30, 2005, the Company accounts for its unconsolidated joint ventures under the equity method of accounting because it exercises significant influence over, but does not control, these joint venture entities. These investments were recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheet, and the Company’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Company’s allocation of joint venture income or loss follows the joint venture’s distribution priorities.

In accordance with the provisions of SOP No. 78-9, the Company recognizes fees and interest received from the joint ventures relating solely to the extent of the outside partner’s interest.

Hedging Activities

From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates. We were not a party to any hedging agreement with respect to our floating rate debt as of September 30, 2005 or September 30, 2004. We have in the past used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

A change in interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine hedge effectiveness could affect amounts reported in earnings and other comprehensive income and losses expected to be reclassified into earnings.

Results of Operations

As discussed in the beginning of this section under the heading “Restatement Summary,” Bradley OP has restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in the year ended December 31, 2004, as well as the quarterly periods ended March 31, 2005 and June 30, 2005. The table below reflects the impact of that restatement of those historical financial statements.

The results of operations described below are those of Bradley OP and its subsidiaries on a consolidated basis. The results below do not reflect the results of Heritage and its other subsidiaries, including Heritage OP. The operations of Bradley OP and its subsidiaries comprise approximately 57.3% of Heritage’s total net operating income for the nine-month period ended September 30, 2005. For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the three- and nine-month periods ended September 30, 2005 and 2004, see Heritage’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005 as filed November 9, 2005 with the Securities and Exchange Commission.

The tables below for the three- and nine-month periods ended September 30, 2005 and 2004 (as restated) show changes in revenue and expenses resulting from net operating income for properties that Bradley OP owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) and the changes in revenue and expenses attributable to all Bradley OP properties, which we refer to as our “Total Portfolio.” Amounts classified as discontinued operations in the accompanying consolidated financial statements related to properties that were sold prior to September 30, 2005 are excluded from the Same Property Portfolio and Total Portfolio information. In 2004, we completed the partial disposition of a property. Amounts related to the portion of this property disposed, consisting of $0.2 million and $0.6 million of rental revenue for the three-month and nine-month periods ended September 30, 2004 (as restated), are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation, but those operations are excluded from the Same Property Portfolio.

Comparison of the nine-month period ended September 30, 2005 to the nine-month period ended September 30, 2004.

The table below shows selected operating information for Total Portfolio and the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through September 30, 2005, which constitute the Same Property Portfolio for the nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004 (Restated)	Increase/ (Decrease)	% Change
Revenue:
Rentals	$102,982	$101,408	$1,574	1.6%	$109,864	$102,476	$7,388	7.2%
Percentage rent	1,424	1,664	(240)	(14.4)%	1,424	1,819	(395)	(21.7)%
Recoveries	35,578	33,828	1,750	5.2%	37,707	34,018	3,689	10.8%
Other property	1,819	971	848	87.3%	1,823	972	851	87.6%
Total revenue	141,803	137,871	3,932	2.9%	150,818	139,285	11,533	8.3%
Expenses:
Property operating expenses	19,880	19,760	120	0.6%	20,766	19,830	936	4.7%
Real estate taxes	22,217	22,958	(741)	(3.2)%	23,930	23,109	821	3.6%
Net operating income (*)	$99,706	$95,153	$4,553	4.8%	106,122	96,346	9,776	10.1%
Add:
Interest, other, and joint venture fee income					198	192	6	3.1%
Gain on sale of real estate investment					—	25	(25)	(100.0)%
Equity in income from unconsolidated joint ventures					219	14	205	1,464.3%
Discontinued operations					—	506	(506)	(100.0)%
Deduct:
Depreciation and amortization					43,054	37,346	5,708	15.3%
Interest					35,573	28,472	7,101	24.9%
General and administrative					15,122	10,664	4,458	41.8%
Preferred distributions					—	2,176	(2,176)	(100.0)%
Net income attributable to common unitholders					$12,790	$18,425	$(5,635)	(30.6)%

*                    For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 42-43.

The following discussion of the Operating Partnership’s results of operations for the nine-month periods ended September 30, 2005 and 2004 relates to the Total Portfolio.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased as a result of:

•       an increase of approximately $6.2 million due to ten properties acquired after January 1, 2004, partially offset by a $0.4 million decrease related to a 2004 partial disposition; and

•       on a Same Property Portfolio basis, an increase of $1.6 million, primarily as a result of a $1.9 million increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.

The increase in rental revenue was partially offset on a Same Property Portfolio basis by an increase in the provision for doubtful accounts of $0.3 million due to increased reserves associated with higher outstanding accounts receivable balances.

Percentage Rent.   Percentage rent decreased as a result of:

•       $0.2 million related to a partial disposition; and

•       on a Same Property Portfolio basis, a decrease of $0.2 million due to lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased due to the following:

•       an increase of $1.9 million due to ten properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $1.8 million, primarily as a result of an increase in property operating recovery income, which increased as a result of an increase in recovery rates due to higher occupancy.

Other Property Income.   Other property income increased primarily as a result of an additional $1.0 million of tax incentive financing income at one of the Operating Partnership’s shopping centers.

Expenses

Property Operating Expenses.   Property operating expenses increased due to the following:

•       an increase of $0.8 million due to ten properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $0.1 million, primarily due to increased property legal fees, snow removal costs, and cleaning costs, partially offset by $0.2 million decrease in repairs and maintenance expenses.

Real Estate Taxes.   Real estate taxes increased due to the following:

•       an increase of $1.6 million due to ten properties acquired after January 1, 2004; and

•       a decrease of $0.7 million in real estate taxes on a Same Property Portfolio basis, primarily related to the re-assessment of properties primarily located in Indiana in 2004 for calendar years 2002 through 2004.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income increased primarily due to increased fees from the Operating Partnership’s unconsolidated joint ventures.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment decreased as the result of the Operating Partnership not having sold any real estate investments during the nine-month period ended September 30, 2005.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an additional interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations decreased as a result of the Operating Partnership not having disposed of any properties during the nine-month period ended September 30, 2005, as compared to two properties disposed of during fiscal year 2004.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $7.1 million primarily as a result of an increase in the overall indebtedness of $247.7 million from September 30, 2004 to September 30, 2005. This increase was primarily due to indebtedness incurred in connection with the acquisition of properties, partially offset by lower interest rates.

General and Administrative Expenses.   Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the nine-month periods ended September 30, 2005 and 2004, Heritage allocated approximately 63% of these remaining costs to Bradley OP.

As discussed in this section under the heading “Restatement Summary,” Bradley OP has restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in the year ended December 31, 2004, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted Bradley OP’s general and administrative expense. The following comparisons reflect this adjustment of general and administrative expense in those prior periods.

Bradely OP’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $4.5 million for the nine-month period ended September 30, 2005 as compared with the nine-month period ended September 30, 2004.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $7.1 million for the nine-month period ended September 30, 2005 as compared with the nine-month period ended September 30, 2004. This increase was primarily due to:

•       an increase of $5.2 million in stock compensation costs. The increase in stock compensation expense is primarily due to a $3.5 million increase related to variable stock option awards resulting from an increase in the intrinsic value of certain vested stock options subject to a tax-offset provision in an employment agreement. The intrinsic value increased due to a greater increase in the Company’s stock price during the nine-month period ended September 30, 2005 as compared with nine-month period ended September 30. 2004. Other stock compensation expense increased $1.6 million as a result of the amortization of four annual grants of performance based restricted shares in the nine-month period ended September 30, 2005 as compared with the amortization of three annual grants of performance-based restricted shares in the nine-month period ended September 30, 2004.

•       an increase of  $0.7 million in higher payroll costs due to an increase in the Company’s staffing levels associated with new business initiatives aimed at future growth and additional employees hired to ensure compliance with the Sarbanes-Oxley Act.

•       an increase of $0.5 million in office related costs primarily due to increased recruiting costs and higher office expenses due to a larger workforce;

•       an increase of $0.3 million in advertising expenses due to increased promotional efforts at both the corporate and property level; and

•       an increase of $0.3 million in board of director and other governance costs due to higher board member compensation and a greater number of Board and Board Committee meetings.

Preferred Distributions.   Preferred distributions decreased as a result of the Operating Partnership redeeming all of its Series B and C Preferred Units in the first and third quarters of 2004, respectively.

The table below shows selected operating information for Total Portfolio and the 104 properties acquired prior to July 1, 2004 that remained in the Total Portfolio through September 30, 2005, which constitute the Same Property Portfolio for the three-month periods ended September 30, 2005 and 2004 (in thousands):

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004 (Restated)	Increase/ (Decrease)	% Change
Revenue:
Rentals	$34,807	$34,395	$412	1.2%	$37,543	$34,519	$3,024	8.8%
Percentage rent	422	439	(17)	(3.9)%	422	489	(67)	(13.7)%
Recoveries	11,781	11,247	534	4.7%	12,591	11,246	1,345	12.0%
Other property	262	301	(39)	(13.0)%	263	301	(38)	12.6%
Total revenue	47,272	46,382	890	1.9%	50,819	46,555	4,264	9.2%
Expenses:
Property operating expenses	5,996	6,051	(55)	(0.9)%	6,249	6,050	199	3.3%
Real estate taxes	7,598	7,640	(42)	(0.5)%	8,335	7,640	695	9.1%
Net operating income (*)	$33,678	$32,691	$987	3.0%	36,235	32,865	3,370	10.3%
Add:
Interest, other, and joint venture fee income					59	181	(122)	(67.4)%
Gain on sale of real estate investment					—	25	(25)	(100.0)%
Equity in income from unconsolidated joint ventures					60	14	46	328.6%
Discontinued operations					—	211	(211)	(100.0)%
Deduct:
Depreciation and amortization					15,052	12,531	2,521	20.1%
Interest					12,502	10,557	1,945	18.4%
General and administrative					4,196	5,121	(925)	(18.1)%
Preferred distributions					—	413	(413)	(100.0)%
Net income attributable to common unitholders					$4,604	4,674	$(70)	(1.5)%

*                    For a detailed discussion of net operating income, including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 42-43.

The following discussion of the Operating Partnership’s results of operations for the three-month periods ended September 30, 2005 and 2004 relates to the Total Portfolio.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased as a result of:

•       an increase of approximately $2.7 million due to nine properties acquired after July 1, 2004, partially offset by a $0.1 million decrease related to a 2004 partial disposition; and

•       on a Same Property Portfolio basis, an increase of $0.4 million, primarily as a result of a $0.6 million increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates.

The increase in rental revenue was partially offset on a Same Property Portfolio basis by an increase in the provision for doubtful accounts of $0.2 million due to increased reserves associated with higher outstanding receivable balances.

Percentage Rent.   Percentage rent decreased $0.1 million primarily due to a partial disposition in 2004.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $0.8 million due to nine properties acquired after July 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $0.5 million, primarily as a result of an increase of property operating recovery income of $0.4 million, an increase in real estate tax recovery of $0.2 million, partially offset by an increase in provision of doubtful accounts of $0.1 million due to increased reserves associated with higher outstanding receivable balances. Property operating recovery income increased as a result of an increase in recovery rates due to higher occupancy.

Other Property Income.   Other property income decreased primarily as a result of real estate tax abatement income received in the three-month period ended September 30, 2005.

Expenses

Property Operating Expenses.   Property operating expenses increased primarily due to an increase of $0.3 million due to nine properties acquired after July 1, 2004.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $0.7 million due to nine properties acquired after July 1, 2004; and

•       on a Same Property Portfolio basis, a decrease primarily related to the re-assessment of properties primarily located in Indiana in 2004 for calendar years 2002 through 2004.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income decreased due to decreased fees from the Operating Partnership’s unconsolidated joint ventures.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment decreased as the result of the Operating Partnership not having sold any real estate investments during the three-month period ended September 30, 2005.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an additional interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations decreased as a result of the Operating Partnership not having disposed of any properties during the three-month period ended September 30, 2005, as compared to two properties disposed of during fiscal year 2004.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements within the Same Property Portfolio.

Interest Expense.   Interest expense increased $1.6 million primarily as a result of an increase in the overall indebtedness of $247.7 million from September 30, 2004 to September 30, 2005. This increase was primarily due to increased indebtedness resulting from the acquisition of properties partially offset by lower interest rates.

General and Administrative Expenses.   Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During each of the three-month periods ended September 30, 2005 and 2004, Heritage allocated approximately 63% of these remaining costs to Bradley OP.

As discussed in this section under the heading “Restatement Summary,” Bradley OP has restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in the year ended December 31, 2004, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted Bradley OP’s general and administrative expense. The following comparisons reflect this adjustment of Bradley OP’s general and administrative expense in those prior periods.

Bradley OP’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $0.9 million for the three-month period ended September 30, 2005 as compared with the three-month period ended September 30, 2004.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $1.8 million. This decrease was primarily due to:

•  a decrease of $2.3 million related to stock compensation costs. The decrease in stock compensation expense is primarily due to a $2.6 million decrease related to variable stock option awards resulting from a decrease in the intrinsic value of certain vested stock options subject to a tax-offset provision in an employment agreement. The intrinsic value decreased due to a greater decrease in the Company’s stock price during the three-month period ended September 30, 2005 as compared with the three-month period ended September 30, 2004. This decrease was partially offset by an increase in other stock compensation expense of $0.3 million associated with the amortization of four annual grants of performance-based restricted shares in the three-month period ended September 30, 2005 as compared with the amortization of three annual grants of performance based restricted shares in the three-month period ended September 30, 2004.

•  a decrease of $0.1 million related to a decrease in professional fees.

This decrease was partially offset by an increase in payroll costs of $0.5 million due to an increase in the Company’s staffing levels, associated with new business initiatives aimed at future growth and additional employees hired to ensure compliance with the Sarbanes-Oxley Act, and an increase in office expenses of $0.2 million due to higher office costs associated with a larger workforce.

Preferred Distributions.   Preferred distributions decreased as a result of the Operating Partnership redeeming all of its Series C Preferred Units in the third quarter of 2004.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

At September 30, 2005, Heritage had $4.2 million and Bradley OP had $1.5 million in available cash and cash equivalents. As a REIT, Heritage is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Bradley OP also generally distributes all of its taxable income. Therefore, as a general matter, it is unlikely that either Heritage or Bradley OP will have any substantial cash balances that could be used to meet its respective liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

At September 30, 2005, Heritage had $1.4 billion of indebtedness. This indebtedness had a weighted average interest rate of 6.05% with an average maturity of 4.5 years. As of September 30, 2005, Heritage’s market capitalization was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 46.2%.

At September 30, 2005, Bradley OP had $1.0 billion of indebtedness, including the full balance of amounts outstanding under the related party line of credit facility. This indebtedness had a weighted average interest rate of 5.39% with an average maturity of 4.39 years.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $7.1 million, or $0.25 per square foot, for the nine-month period ended September 30, 2005, of which approximately $4.1 million, or $0.23 per square foot, related to properties within the Bradley OP portfolio.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under the Company’s line of credit. In addition, we believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $59.8 million for the nine-months ended September 30, 2005 from $51.6 million for the nine-months ended September 30, 2004. The increase in cash flows from operations is primarily attributable to the timing of payments made and received related to operating assets and liabilities. As of September 30, 2005 we had an outstanding balance on our $400 million line of credit facility of $359.0 million, leaving us with $41.0 million of additional borrowing capacity under the line of credit. At our request, subject to the agent’s consent, our line of credit may be increased to $500 million.

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

Based on our internal valuation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of September 30, 2005. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit or unsecured public notes.

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

Of the approximately eighteen properties cited above, half of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. These contributed properties (together with approximately ten other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity.

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

Contractual Obligations, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table summarizes our repayment obligations under our indebtedness outstanding as of September 30, 2005 (in thousands):

Property	2005(1)	2006	2007	2008	2009	Thereafter	Total
Mortgage loans payable:
Meridian Village Plaza(2)	$ 76	4,841	—	—	—	—	$ 4,917
* Spring Mall	31	8,021	—	—	—	—	8,052
* Southport Centre	41	171	9,593	—	—	—	9,805
* Long Meadow Commons(2)(3)	81	344	8,717	—	—	—	9,142
Innes Street Market	90	380	12,098	—	—	—	12,568
* Southgate Shopping Center	28	119	2,166	—	—	—	2,313
* Hale Road & Northern Hills	—	—	14,600	—	—	—	14,600
* Salem Consumer Square	117	506	561	8,749	—	—	9,933
* St. Francis Plaza	49	207	225	243	—	—	724
* Burlington Square(2)	48	209	227	224	12,743	—	13,451
* Crossroads III & Slater Street(2)	42	185	201	214	13,295	—	13,937
Buckingham Place(2)	15	69	74	79	5,054	—	5,291
County Line Plaza(2)	54	222	240	256	16,002	—	16,774
Trinity Commons(2)	44	185	200	214	13,776	—	14,419
8 shopping centers, cross collaterialized	438	1,843	1,993	2,154	72,132	—	78,560
* Montgomery Commons(2)	19	86	94	100	102	7,334	7,735
* Warminster Towne Center(2)	64	283	307	329	362	18,294	19,639
Clocktower Place(2)	32	132	144	154	171	11,838	12,471
545 Boylston Street and William J. McCarthy Building	170	711	772	838	910	30,896	34,297
29 shopping centers, cross collateralized	661	2,728	2,955	3,147	3,461	220,654	233,606
* The Market of Wolf Creek III(2)	25	98	106	113	125	8,177	8,644
Spradlin Farm(2)	49	203	219	232	253	16,187	17,143
* The Market of Wolf Creek I(2)	37	163	176	188	206	9,327	10,097
* Berkshire Crossing	155	645	676	708	744	11,216	14,144
* Grand Traverse Crossing	93	394	424	457	492	11,151	13,011
* Salmon Run Plaza(2)	83	349	381	417	456	2,736	4,422
* Elk Park Center	76	321	346	374	403	6,503	8,023
* Grand Traverse Crossing— Wal-Mart	43	179	193	208	225	4,190	5,038
* The Market of Wolf Creek II(2)	25	103	111	120	129	1,428	1,916
Montgomery Towne Center	98	393	307	335	364	5,262	6,759
* Bedford Grove—Wal-Mart	39	164	178	191	207	3,175	3,954
* Berkshire Crossing—Home Depot/Wal-Mart	62	258	278	300	324	5,218	6,440
Total mortgage loans payable	$ 2,885	24,512	58,562	20,344	141,936	373,586	$ 621,825
Unsecured notes payable(4)	—	1,490	—	100,000	150,000	200,000	451,490
Line of credit facility	—	—	—	359,000	—	—	359,000
Total indebtedness	$ 2,885	26,002	58,562	479,344	291,936	573,586	$ 1,432,315

(*)          Designates indebtedness of Bradley OP or one of its subsidiaries. Total principal payments owed as of September 30, 2005 for Bradley OP and its subsidiaries was $185,020, which does not reflect the unamortized mortgage loan premiums totaling $7,467 related to the assumption of ten mortgage loans with above-market contractual interest rates.

(1)          Represents the period from October 1, 2005 through December 31, 2005.

(2)          The aggregate repayment amount of $621,825 does not reflect the unamortized mortgage loan premiums totaling $12,541 related to the assumption of sixteen mortgage loans with above-market contractual interest rates.

(3)          Property is encumbered by two mortgage loans maturing in July 2007.

(4)          The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,576 related to the April and October 2004 bond issuances.

As of September 30, 2005, the indebtedness described in the table above requires principal amortization payments of $2.9 million for the remainder of 2005. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our new unsecured line of credit. We may also expect to refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of September 30, 2005, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$ 7,722	1,267	—	—	—	—	$ 8,989
Ground leases and subleases	664	1,355	1,445	1,453	1,447	41,367	47,731
Office leases	571	1,170	1,173	1,176	1,284	6,230	11,604
Total	$ 8,957	3,792	2,618	2,629	2,731	47,597	$ 68,324

As of September 30, 2005, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Construction contracts and tenant improvement obligations	$ 4,477	1,024	—	—	—	—	$ 5,501
Ground leases	40	162	161	161	155	11,525	12,204
Total	$ 4,517	1,186	161	161	155	11,525	$ 17,705

(1)          Represents the period from October 1, 2005 through December 31, 2005.

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

The repayment obligations reflected in the above tables do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan which are not included in the above tables. These obligations related to the retirement benefit plan are more fully described in Heritage’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

The future contractual payment obligations in the above table do not reflect the matters described below under the “Off-Balance Sheet Arrangements.”

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

In May 2004, Bradley OP entered into a joint venture agreement with a third party for the development and construction of Lakes Crossing shopping center in Muskegon, Michigan. As of September 30, 2005, Bradley OP does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, Bradley OP has a 50% interest in the venture and has agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in the spring of 2006, Bradley OP may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the then agreed-upon fair market value.

Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of September 30, 2005, $16.6 million is outstanding under the construction loan. This amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of September 30, 2005 is not material to Bradley OP’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, Bradley OP formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, Bradley OP has a 25% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a loan outstanding of approximately $15.3 million as of September 30, 2005. Bradley OP has agreed to indemnify the mortgage lender for bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of September 30, 2005, the book value of Bradley OP’s investment in the joint venture was approximately $1.1 million.

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

Line of Credit

On March 29, 2005, we refinanced our prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this new line of credit may be increased to $500 million. We are the borrower under this new line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries, have guaranteed this new line of credit. This new line of credit replaces our prior line of credit and is being used principally to fund growth opportunities and for working capital purposes. Our ability to borrow under this new line of credit is subject to our ongoing compliance with a number of financial and other covenants. This new line of credit, except under some circumstances, limits our ability to make distributions in excess of 90% of our annual funds from operations. In addition, this new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at September 30, 2005, including the lender’s margin of 80 basis points and borrowings outstanding, was 4.40%. This new credit facility also includes a competitive bid option that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. This new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP. The terms of this related party line of credit facility are substantially identical to our line of credit facility and is shown as Related Party Line of Credit on the accompanying Bradley OP September 30, 2005 balance sheet. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of September 30, 2005, $359.0 million was outstanding under the related party line of credit facility

As described in Note 2 to the consolidated financial statements, on October 20, 2005, Heritage obtained from the financial institutions party to the line of credit a waiver of this default. We believe therefore that we are in compliance with all of the financial covenants under this new line of credit as of September 30, 2005. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the line of credit. During the past year, LIBOR rates have increased.

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

We believe we are in compliance with all applicable covenants under these indentures as of September 30, 2005.

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

Notes due 2006.   In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes was outstanding as of September 30, 2005.

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of September 30, 2005.

Heritage Equity Offerings

In April 2002, Heritage completed its initial public offering and sold 14,080,556 shares of common stock at a price of $25.00 per share resulting in net proceeds of $323 million. The net proceeds of the IPO were used to repay outstanding indebtedness, including indebtedness of Bradley OP. In connection with our IPO, all shares of Series A Cumulative Convertible Preferred Stock and redeemable equity then outstanding converted automatically into shares of common stock on a one-for-one basis.

In December 2003, Heritage completed a secondary public offering of common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share, resulting in net proceeds of $111 million. Net Realty Holding Trust, Heritage’s largest stockholder, exercised its contractual preemptive right and purchased 1,563,558, or approximately 40%, of the shares we sold in the offering, on the same terms as third parties purchased shares. The net proceeds of this offering were used to repay outstanding indebtedness, including indebtedness of Bradley OP.

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Until September 2005, Mr. Cammarata was non-executive Chairman of the Board of TJX Companies, Inc. (“TJX”), our largest tenant. In September 2005, Mr. Cammarata became President and Chief Executive Officer of TJX, positions he previously held. In October 2005, TJX appointed a new President, with Mr. Cammarata continuing to serve as Chief Executive Officer. Annualized base rent from the TJX Companies represents approximately 5.6% of our total annualized base rent and 3.0% of Bradley OP’s total annualized base rent, for all leases in which tenants were in occupancy at September 30, 2005. TJX pays rent in accordance with 52 leases at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Heritage board of directors. Mr. Vaughn is Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of Heritage’s largest stockholder, Net Realty Holding Trust. Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of Heritage’s total annualized base rent for all leases in which tenants were in occupancy at September 30, 2005. Ahold USA and its subsidiary companies pay us rent in accordance with 3 leases at our properties. None of the Ahold USA locations are in the Bradley OP portfolio.

131 Dartmouth Street Joint Venture and Lease

In November 1999, Heritage entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by Heritage. Heritage has issued this interest as part of a management arrangement with the joint venture pursuant to which Heritage manages the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. Heritage accounts for its interest in this joint venture using the cost method and Heritage has not expended any amounts on the office building through September 30, 2005.

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

The following sets forth a reconciliation of Bradley OP’s NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unit holders. As described in Note 2 to the financial statements contained in this report, Bradley OP has restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters in the year ended December 31, 2004 and its financial statements and other financial information for the periods ended March 31, 2005 and June 30, 2005. This restatement adjusted Bradley OP’s net income. The following table reflects the impact of this restatement (in thousands):

	Nine-months ended September 30,
	2005	2004
		(Restated)
Net operating income	$106,122	$96,346
Add:
Interest, other, and joint venture fee income	198	192
Gain on sale of real estate	—	25
Equity in income from unconsolidated joint ventures	219	14
Income from discontinued operations	—	506
Deduct:
Depreciation and amortization	43,054	37,346
Interest	35,573	28,472
General and administrative	15,122	10,664
Net income	12,790	20,601
Deduct:
Preferred stock distributions	—	2,176
Net income attributable to common unitholders	$12,790	$18,425

	Three-months ended September 30,
	2005	2004
		(Restated)
Net operating income	$36,235	$32,865
Add:
Interest and other	59	181
Gain on sale of real estate investment	—	25
Equity in income from unconsolidated joint ventures	60	14
Income from discontinued operations	—	211
Deduct:
Depreciation and amortization	15,052	12,531
Interest	12,502	10,557
General and administrative	4,196	5,121
Net income	4,604	5,087
Deduct:
Preferred stock distributions	—	413
Net income attributable to common unitholders	$4,604	$4,674

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

The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of September 30, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2005(1)	2006	2007	2008	2009	2010+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$2,730	$23,867	$57,886	$19,636	$141,192	$362,370	$607,681	7.30%
Variable rate	155	645	676	708	744	11,216	14,144	5.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	359,000	—	—	359,000	4.40%
Total	$2,885	$26,002	$58,562	$479,344	$291,936	$573,586	$1,432,315	6.05%

(1)          Represents the period from October 1, 2005 through December 31, 2005.

(2)          The aggregate repayment amount of $1,432,315 does not reflect the unamortized mortgage loan premiums totaling $12,541 related to the assumption of sixteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,576 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at September 30, 2005 increase by 10%, or 45 basis points, we expect that the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $1.7 million annually.

The following table separately presents the variable and fixed rate obligations, at their carrying values, of Bradley OP and its subsidiaries sorted by maturity date (in thousands):

	2005(1)	2006	2007	2008	2009	2010+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$1,003	$12,160	$38,884	$12,227	$29,069	$77,533	$170,876	6.66%
Variable rate	155	645	676	708	744	11,216	14,144	5.69%
Unsecured Debt:
Fixed rate	—	1,490	—	100,000	150,000	200,000	451,490	5.66%
Variable rate	—	—	—	359,000	—	—	359,000	4.40%
Total	$1,158	$14,295	$39,560	$471,935	$179,813	$288,749	$995,510	5.39%

(1)          Represents the period from October 1, 2005 through December 31, 2005.

(2)          The aggregate repayment amount of $995,510 does not reflect the unamortized mortgage loan premiums totaling $7,467 related to the assumption of ten mortgage loans with above-market contractual interest rates.

If market rates of interest on our variable rate debt outstanding at September 30, 2005 increase by 10%, or 45 basis points, we expect that the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $1.7 million annually.

We were not a party to any hedging agreements with respect to our floating rate debt as of September 30, 2005. We have, in the past, used derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2005 in relation to total assets and our total market capitalization.

ITEM 4.                Controls and Procedurces

As discussed elsewhere in this report, Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage OP and Bradley OP.  Although Bradley OP is a separate legal entity, Heritage generally manages the affairs of Bradley OP on a combined basis with Heritage’s other subsidiaries and the management of Bradley OP is the same as the management of Heritage.  Accordingly, for purposes of this Item 4, all references to management refer to both Heritage’s and Bradley OP’s management.

(a) Restatement

On October 17, 2005, Heritage determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarters therein, and for the quarterly periods ended March 31, 2005 and June 30, 2005, needed to be restated to correct an error discovered by Heritage’s management. The error pertained unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage’s Chairman, President and Chief Executive Officer. As a result of the error, Heritage, on November 9, 2005 filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2005 and June 30, 2005 to restate its historical financial statements to record a liability and to recognize compensation expense related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision.

Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP.  For this reason, Bradley OP’s general partner (of which Heritage is the sole stockholder), determined that Bradley OP was also required to restate its historical financial statements to reflect additional general and administrative expense from the amounts previously reported as a result of the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a summary of the effects of the restatement on Bradley OP’s previously issued consolidated financial statements.

(b) Evaluation of Disclosure Controls and Procedures

Previously, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the combined disclosure controls and procedures of Heritage and its subsidiaries, including those controls specific to Bradley OP, as of December 31, 2004, March 31, 2005 and June 30, 2005.  Based on that evaluation, management initially concluded that those disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in Bradley OP’s reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules.

In connection with the restatement described above, with the participation of the Chief Executive Officer and Chief Financial Officer, management reevaluated those disclosure controls and procedures as of December 31, 2004, March 31, 2005 and June 30, 2005, and evaluated those disclosure controls and procedures as of September 30, 2005, using the criteria set forth by the Committee of Sponsoring Organizations (‘‘COSO’’) of the Treadway Commission in Internal Control—Integrated Framework. During the course of those evaluations, management concluded that Heritage’s controls over financial reporting with respect to accounting for significant compensation arrangements were not effective as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 due to a material weakness in internal control over financial reporting. In addition, management concluded that Heritage’s disclosure controls and procedures were not effective as of September 30, 2005 as a result of this material weakness.  Because of this conclusion, management likewise determined that Bradley OP’s disclosure controls and procedures were not effective as of September 30, 2005.

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

(c) Changes in Internal Control over Financial Reporting

To remediate the material weakness in internal control over financial reporting described above, Heritage has enhanced the review procedures over the accounting for its significant compensation arrangements, such as executive employment and severance agreements and stock-based compensation plans. These enhanced review procedures include the formal review and written determination by Heritage’s internal accounting staff prior to adoption and implementation of the accounting for all significant compensation arrangements. As of the date of this filing, Heritage has designed controls over the review of significant compensation arrangements to ensure that the accounting and reporting of such arrangements are in accordance with U.S. generally accepted accounting principles and in a manner that will remediate the material weakness in Heritage’s internal control over financial reporting. As a result of the common management and controls environment of Heritage and Bradley OP, any remediation of Heritage’s material weakness would result in the remediation of Bradley OP’s material weakness.

Other than the remedial actions described above, there was no change in Bradley OP’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Bradley OP’s internal control over financial reporting.

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

(b)   Reports on Form 8-K

On August 3, 2005, Bradley OP furnished to the Securities and Exchange Commission under Item 12 of Form 8-K a copy of Heritage’s Press Release, dated August 2, 2005, as well as supplemental operating and financial data regarding Heritage for the second quarter of 2005.

On October 21, 2005, Bradley OP filed a Current Report on Form 8-K under Items 1.01, 2.02 and 4.02 in connection with (a) Bradley OP’s restatement of previously issued financial statements for the annual and quarterly periods specified therein, (b) the waiver that Heritage obtained under Heritage’s line of credit in connection with Heritage’s restatement, and (c) Heritage’s press release announcing Heritage’s restatement and the waiver.

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