Form 10-K
period 2005-12-31
BRADLEY OPERATING L P
filed 2006-03-30
CIK 1039189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Registrant’s telephone number, including area code: (617) 247-2200

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the 496,762 common units of limited partnership interest (“Units”) held by non-affiliates of the registrant was $17.4 million based upon the last reported sale price of $35.02 per share on the New York Stock Exchange on June 30, 2005 of the common stock of Heritage Property Investment Trust, Inc., a real estate investment trust and the sole stockholder of the sole general partner of the registrant, for which the Units are redeemable under certain circumstances at the election of Heritage Property Investment Trust, Inc. (For this computation, the registrant has excluded the market value of all Units beneficially owned by Heritage Property Investment Trust, Inc.)

Documents Incorporated by Reference

Heritage Property Investment Trust, Inc., the sole stockholder of the registrant’s sole general partner, expects to file no later than April 14, 2006, its definitive Proxy Statement for its 2006 Annual Meeting of Stockholders and hereby incorporates by reference into Part III hereof the portions of such Proxy Statement described in Items 10, 11, 12, 13 and 14 hereof.

BRADLEY OPERATING LIMITED PARTNERSHIP
ANNUAL REPORT ON FORM 10-K
INDEX

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information we publicly disseminate contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements made in this Annual Report reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from the current views expressed in any forward-looking statement. Forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and that could materially affect actual results. Forward looking statements, therefore, should not be relied upon. The factors that could cause actual results to differ materially from current expectations are discussed under “Item 1A—Risk Factors.” The forward-looking statements contained in this Annual Report represent our judgment as of the date of this report, and we caution readers not to place undue reliance on those statements.

Item 1:                       Business

Heritage Property Investment Trust, Inc., Bradley Operating Limited Partnership and their subsidiaries are separate legal entities. For ease of reference, the terms “we,” “us,” “our,” and “ours” refer to the business and properties of all these entities, unless the context indicates otherwise. Similarly, references to “Heritage” or “the Company” refer to Heritage Property Investment Trust, Inc. and its subsidiaries and references to “Bradley OP” refer to Bradley Operating Limited Partnership and its subsidiaries.

Overview

Bradley OP is one of the legal entities through which Heritage Property Investment Trust, Inc., a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Heritage is one of the nation’s largest owners of neighborhood and community shopping centers, with properties located in the Eastern, Midwestern and Southwestern United States. As of December 31, 2005, Heritage had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of total gross leasable area (“GLA”), of which approximately 28.7 million square feet was Company-owned GLA. Heritage’s shopping center portfolio was 92.4% leased as of December 31, 2005. Heritage also owns three office buildings in addition to its shopping center portfolio. Heritage is headquartered in Boston, Massachusetts and has sixteen regional offices located in the Eastern, Midwestern, and Southwestern United States.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or “Heritage OP”, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest. As of December 31, 2005, Bradley OP and its subsidiaries owned 115 shopping centers, located in 24 states and totaling approximately 19.0 million square feet of Company-owned GLA.

Heritage is the sole general partner of Heritage OP and one of Heritage’s wholly owned subsidiaries is the sole general partner of Bradley OP. Although Heritage generally manages the affairs of Bradley OP and Heritage OP in the same manner, Heritage is operating two distinct operating partnerships, having elected not to merge or combine Heritage OP and Bradley OP as a legal matter at this time. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. As of December 31, 2005, Heritage owned directly or indirectly all of the ownership interests in Heritage OP and approximately 98.2% of the ownership interests in Bradley OP.

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

Interests in Bradley OP are evidenced by two classes of unit holders: general partner “common” units owned by our subsidiary as “GP Units,” and limited partner “common” units evidenced by “LP Units.” The holders of LP Units have the right, under certain circumstances, to exchange their units for shares of Heritage common stock on a one-for-one basis. Holders of GP Units and LP Units are referred to as “common unit holders.”

LP Units are generally held by persons who received limited partner interests in connection with their contributions of direct or indirect interests in one or more properties to Bradley OP. Bradley OP is obligated to redeem each LP Unit at the request of the holder for cash equal to the fair market value of a share of our common stock at the time of the redemption. Heritage may elect to acquire those LP Units presented for redemption for either one share of common stock or cash. With each redemption of LP Units, Heritage’s percentage ownership interest in Bradley OP increases. Bradley OP may issue additional LP Units to purchase additional properties or to purchase land parcels for the development of properties in transactions that defer some or all of the seller’s tax consequences. Offering LP Units instead of cash for properties may provide potential sellers with partial federal income tax deferral.

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

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1987, as amended (the ”Code”), commencing with our initial taxable year ended December 31, 1999. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and that our manner of operation enables us to meet the requirements for taxation as a REIT for federal income tax purposes. To maintain our REIT status, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income and property.

Business and Growth Strategies

Although the operations of Bradley OP are separate from the operations of Heritage OP and our other subsidiaries, our business and growth strategies with respect to the operations of Bradley OP are identical to our strategies in managing our other operations.

Our business strategy has been, and will continue to be, to generate stable and increasing cash flow and asset value by managing a portfolio of real estate properties located in attractive markets with strong economic and demographic characteristics. Our business strategy consists of the following elements:

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

•       Increasing the number of anchor and national tenants to enhance the quality and stability of our neighborhood and community shopping centers.   We believe that securing multiple anchors and other national tenants at a given center enhances the attractiveness of that center by increasing consumer traffic, which enhances the performance of our other tenants within the center’s remaining available space. The presence of strong, credit-quality anchor and national tenants also increases the stability and long-term prospects of the center.

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

•       Exploring opportunities to improve the overall quality of our portfolio through capital recycling.   We continually analyze each asset in our core property portfolio with the goal of improving our portfolio’s  long-term quality by disposing of properties that have demonstrated limited growth potential or are no longer a strategic fit within our overall portfolio. We will redeploy the proceeds of these dispositions into newer, more promising properties or to finance redevelopment or development joint venture opportunities.

•       Pursuing opportunities to acquire multi-anchored, primarily by grocers, neighborhood and community shopping centers.   We utilize our knowledge of key markets to pursue opportunistic acquisitions of primarily grocer- and multi-anchored shopping centers. We seek to establish a firm market presence by owning multiple properties in an area and employ a strategy that focuses our acquisition activities in densely populated areas with strong growth prospects. Our senior management team has developed long-standing relationships with institutional and non-institutional shopping center property owners and operators, and has built a national broker network. These efforts have enhanced our ability to identify and capitalize on acquisition opportunities.

•       Increasing our sources of capital and acquisition activities by pursuing joint ventures with local developers and institutional investors.   As the acquisition environment has grown more competitive, we have developed alternative sources of acquisition candidates and capital sources. Joint ventures with developers allow us to leverage our operating expertise to create value, enhance our profitable growth and participate in areas of new developments. We also actively pursue with institutional investors joint ventures the goals of which are to provide us with an alternative source of capital. These joint ventures allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves.

Our Competitive Strengths

We seek to implement our strategy in a number of ways, including by our:

•       Grocer-anchored neighborhood and community shopping center focus.   As of December 31, 2005, approximately 68% of our centers were grocer-anchored and these centers accounted for approximately 70% of our total net operating income for the year. Grocers within our centers are dominant in their marketplace, which, in our experience, allows them to be more resistant to economic downturns by the nature of their business, generating continuous consumer traffic to our centers.

•       Multi-anchored focus.   Our shopping centers have an average of 2.8 anchor tenants. We consider an anchor tenant to be a tenant that occupies at least 15,000 square feet at one of our centers. In our experience, multiple anchors attract greater consumer flow through the entire shopping center and add to the economic stability of our shopping centers as a whole.

•       Diverse and stable tenant base.   We believe our tenant roster is well-diversified and of good credit quality. As of December 31, 2005, our top twenty tenants contributed less than 28% of our annualized base rental revenue, with no single tenant representing more than 5.4% of our annualized base rental revenue. As of December 31, 2005, we had approximately 3,300 separate leases with various tenants, including national and regional supermarket chains, drug stores, discount retail stores, other nationally or regionally known stores and a great variety of other regional and local retailers. We believe that this diversity of tenants will enable us to generate more stable cash flows over time.

•       Geographic diversification.   Our properties are located in 30 states, in the Eastern, Midwestern and Southwestern United States. As of December 31, 2005, the five largest concentrations of properties in our total portfolio, based on total annualized base rent, were located in Illinois, North Carolina, Minnesota, Indiana and New York, representing 11.5%, 9.5%, 9.3%, 6.8%, and 6.7% of our total portfolio, respectively. We believe that geographic diversity helps mitigate the risks associated with localized economic downturns.

•       Attractive locations with strong market demographics.   The average population within a three-mile radius of our properties is approximately 63,000 and the average annual household income in such areas is $64,000, based upon 2000 census data provided by Applied Geographic Solutions. We believe these strong market demographics provide our properties with a consistent supply of shoppers who exhibit strong demand for goods and services.

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

•       Prudent balance sheet management.    Through our financing strategy, we maintain a strong and flexible financial position with what we believe to be a prudent level of leverage and a large and growing pool of unencumbered properties, and we manage our exposure to interest rate risk from our floating rate debt. Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-.

Financing Strategy

Our financing strategy with respect to the operations of Bradley OP is identical to our strategy in financing our other operations. Our financing strategy is to maintain a strong financial position by maintaining a prudent level of leverage and managing our variable interest rate exposure. We have accomplished this by being flexible in selecting the best means available of financing our operations and growth, including accessing the public equity markets.

At December 31, 2005, we had approximately $1.5 billion of indebtedness consisting of a combination of our unsecured line of credit, unsecured term loan, an aggregate $450 million of unsecured notes issued by the Company or by Bradley OP and $631 million of mortgage indebtedness. As of December 31, 2005, this aggregate indebtedness had a weighted average interest rate of 6.18% with an average maturity of 4.2 years. As of December 31, 2005, our market capitalization, including outstanding debt, was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 47.6%.

On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this line of credit may be increased to $500 million. This line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This credit facility also includes a competitive bid option that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at December 31, 2005 was 4.98%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments. As of December 31, 2005, $328 million was outstanding under this line of credit. Bradley OP and Heritage OP have guaranteed this line of credit.

On November 28, 2005, we entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. Amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at December 31, 2005 was 5.09%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments. As of December 31, 2005, $50 million was drawn under the bridge loan. Bradley OP and Heritage OP have guaranteed this bridge loan.

During the fourth quarter 2005, we entered into $150 million of forward-starting interest rate swaps with a fixed rate of 5.019%. We entered into the interest rate swap contracts designated and qualifying as cash flow hedges. The purpose of these forward swaps is to mitigate the risk of changes in forecasted interest payments on $150 million of ten-year fixed-rate financing anticipated to be obtained in the second or third quarter of 2006.

During October 2003, we filed a shelf registration statement on Form S-3 for up to $500 million of debt securities, preferred stock, common stock and common stock warrants. This shelf registration statement permits us to utilize the public debt and equity markets as a principal source of capital for our expansion and other needs. As of December 31, 2005, we had approximately $389 million available for issuance under this shelf registration statement.

We intend to finance future growth with the most advantageous source of capital available. These sources may include selling common stock, preferred stock or debt securities through public offerings or private offerings, incurring or assuming additional indebtedness through secured or unsecured borrowings, and issuing units of limited partnership interests of Bradley OP in exchange for contributed property. We may also finance future growth by disposing of existing properties and redeploying the proceeds into acquisitions or to finance redevelopment or development joint venture opportunities.

In addition, we expect to continue to enter into joint ventures with institutions and developers to develop and acquire properties or portfolios, reducing the amount of capital required by us to make those investments. These joint ventures also provide us with a capital source for new development, as well as the opportunity to earn fees for asset and property management services. As asset manager, we will be engaged by our partners to apply similar operating, investment, and capital strategies to the portfolios owned by the joint ventures.

Investment Strategy

Our investment strategy with respect to the operations of Bradley OP is identical to our strategies in managing our other operations.

Acquisitions

We target multi-anchored, open-air neighborhood and community shopping centers generally containing greater than 125,000 square feet of GLA. In particular, we seek to acquire those shopping centers anchored by market-leading grocers or those regional operators who have dominant positions in their trade areas. We also seek to acquire shopping centers with multiple retail anchors, including electronics, home improvement, off-price retailers, office superstores, and fabric and clothing retailers, all of whom we believe to be generally beneficial to the value of the center. In addition to those anchors, we also seek properties with a diverse tenant mix that includes service retailers, such as banks, florists, restaurants, and apparel and specialty shops. We seek convenient and easily accessible locations that offer abundant parking close to residential communities, excellent visibility for our tenants and easy access for neighborhood shoppers.

With respect to our geographical focus, historically, our acquisition activities were focused primarily in the Eastern and Midwestern United States. We seek to establish a significant market presence by owning multiple properties in an area. We focus our acquisition activities primarily in densely populated areas with strong growth prospects, either in geographic areas proximate to our existing neighborhood and community shopping centers, which allows us to maximize our current resources and manage expenses, or in new markets where the opportunity presented is a sizable portfolio that will allow us to reach an economy of scale.

We will continue to evaluate all potential acquisitions on a property-by-property and market-by-market basis. We evaluate each market based on similar criteria, including: stable or growing population base; positive job growth; diverse economy; and other competitive factors.

During 2005, we expanded our shopping center portfolio by acquiring seven properties aggregating 1.3 million square feet of GLA, of which 0.7 million square feet was Company-owned GLA. The aggregate investment for the seven properties was $143 million, which was funded through borrowings under our line of credit, the assumption of mortgage debt, and the issuance of common units of limited partnership interest in Bradley OP. We generally acquire new properties through Bradley OP or one of its subsidiaries.

With the emergence of Wal-Mart and increased consolidation within the traditional grocer industry, our recent and anticipated future activity has and may include acquisitions of shopping centers that do not contain a traditional grocer-anchor. These centers may, in some instances, contain a specialty grocer. However, we will continue to focus on acquiring our core property type—dominant, well-established grocer- and multi-anchored shopping centers located in densely populated communities with strong growth prospects within our core markets.

In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties. The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties. As a result, our effort to expand our portfolio through acquisition has been adversely affected. We expect these conditions to persist for the foreseeable future. As a result, we expect that a substantial amount of our future acquisition activity will be completed through joint ventures, as discussed below.

Development and Capital Raising Joint Ventures

To increase our access to potential acquisitions and alternative sources of capital to fund future acquisitions, particularly in light of the current competition within the acquisition market, we have been pursuing, and will continue to pursue, joint venture arrangements with third party developers and institutional investors. We expect such joint ventures to take one of two forms.

The first type of joint venture arrangement we are pursuing is with third party developers. In these joint ventures, we will partner with a local developer to develop and construct shopping centers in attractive markets. Fundamentally, this development joint venture strategy is simply an extension of our acquisition philosophy because these joint ventures will enable us to take advantage of attractive opportunities to “pre-purchase” quality assets. These development properties will be similar to those properties within our core portfolio. In addition, these joint ventures will provide us with the potential for generating fee income.

To date, we have completed two joint venture arrangements with third party developers. We have entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process.

The second type of joint venture arrangement we are pursuing is with institutional investors, the primary goal of which is to provide us with alternative sources of capital. These joint ventures allow us to use our management experience and infrastructure to expand our portfolio, generating solid returns for both our partners and ourselves and enabling us to earn steady fee income. We expect the types of properties we might acquire through these joint ventures to be stabilized properties similar to those we seek to acquire for our core portfolio.

In April 2005, in a joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, we acquired Skillman Abrams, a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. We have a 25% interest in the joint venture and are the property manager of Skillman Abrams pursuant to a property management agreement.

We expect to continue to increase our joint venture activity in both these areas in 2006. Our joint venture activities have generally been conducted through Bradley OP.

Dispositions

We generally hold our properties for investment and the production of rental income and not for sale to buyers in the ordinary course of our business. However, we continually analyze each asset in our portfolio and will consider those properties that might be sold for optimal sale prices, given prevailing market conditions and the particular characteristics of each property.  Through our capital recycling program, we also identify and pursue the sale of those properties that no longer meet our long-term strategy due to their size, geographic location or demonstrated lack of sufficient growth opportunities. In late January 2006, we finalized an agreement to sell eight such shopping centers, which are being sold as a portfolio to a single buyer and constitute all of our centers in Nebraska and South Dakota. All of these properties are owned by Bradley OP. We expect to dispose of other non-strategic assets in the future.

In-House Leasing and Property Management Program

We believe that effective leasing is the key to successful asset management. We maintain close relationships with our tenants, properties and markets by maintaining sixteen regional offices in addition to our corporate headquarters in Boston. A majority of these offices are staffed with leasing representatives. Our primary goal is for each leasing representative to become an expert in his or her marketplace by becoming familiar with current tenants as well as potential local, regional and national tenants who would complement our current tenant mix. The renewal and replacement of tenants is critical to our leasing and management performance.

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

We believe that competition for the acquisition and operation of retail shopping centers is highly fragmented. We face competition from institutional pension funds, other domestic and foreign institutional investors, other REITs and owner-operators engaged in the acquisition, ownership, development and leasing of shopping centers as well as from numerous local, regional and national real estate developers and owners in each of our markets. In recent years, competition for the acquisition and development of properties has increased primarily due to a greater number of potential buyers and the reduced cost of funds.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in, or released from its property. We currently have fifteen properties in our portfolio that are undergoing or have been identified as requiring or potentially requiring some form of remediation (including monitoring for compliance) to clean up contamination. Three of these properties are owned by Bradley OP. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have eleven properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties. Three of these properties are owned by Bradley OP.

Of the approximately fifteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder. All of these contributed properties (together with eleven other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation in 1999, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. As of December 31, 2005, we were due $0.6 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity. None of the properties owned by Bradley OP are covered by the Net Realty Holding Trust indemnity.

With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our financial condition and we have established reserves for such costs. Any failure to remediate the contamination at our properties properly may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell that property. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our properties.

In addition to the costs of remediation described above, we may incur additional costs to comply with federal, state and local laws, ordinances and regulations relating to environmental protection and general human health and safety. These laws, ordinances and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the management of asbestos and the remediation of contamination. Some of these laws, ordinances and regulations may impose joint and several liability on current or former tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the actions that caused the contamination. Some of these laws and regulations require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures on our part. Future laws, ordinances or regulations may impose material environmental liability, or the current environmental condition of our properties may affect the operations of our tenants, the existing condition of the land, operations in the vicinity of the properties, such as the presence of underground storage tanks, or the activities of unrelated third parties. These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that may be applicable to our operations, and that may subject us to liability in the form of fines or damages for noncompliance.

Employees

We run the day-to-day operations of Bradley OP. At December 31, 2005, we had 166 total employees. Our employees included 24 leasing and support personnel, 55 property management and support personnel, 10 legal and support personnel and 77 corporate management and support personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

Heritage, the sole stockholder of Bradley OP’s sole general partner, has a web site located at http://www.heritagerealty.com. On its Web site, you can obtain a copy of Heritage’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). We do not make Bradley OP’s reports available on our website. You may obtain Bradley OP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to:

Heritage Property Investment Trust, Inc.
Investor Relations
131 Dartmouth Street
Boston, MA 02116
(617) 247-2200

Also posted on Heritage’s web site, and available in print upon request to our Investor Relations department, are the charters for Heritage’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, Heritage’s Corporate Governance Guidelines, Code of Ethics for Financial Professionals, Code of Business Conduct and Ethics governing our directors, officers and employees and Whistleblower Policy. Within the time period required by the SEC and the New York Stock Exchange, we will disclose on our web site any amendment to, or waiver from, a provision of our Code of Ethics for Financial Professionals and our Code of Business Conduct and Ethics. In addition, Heritage’s web site includes information concerning purchases and sales of Heritage’s common stock by its executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Item 1A:               Risk Factors

Set forth below are the risks that we believe are material to our investors.

Adverse market conditions affect our results of operations.

The economic performance and value of our real estate assets is subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions, changes in retail expenditures by consumers, the perceptions of prospective tenants of the attractiveness of our properties and the success of our anchor tenants. Our properties currently are located in 30 states, primarily in the East and the Midwest. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn generally or in one of these industry sectors may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may impact the ability of our tenants to make lease payments. If our properties do not generate sufficient income to meet our operating expenses, including future debt service, our income and results of operations would be significantly harmed.

Downturns or changes in the retailing industry will have a direct impact on our performance.

Our properties consist primarily of neighborhood and community shopping centers. Our performance, therefore, is generally linked to economic conditions in the market for retail space. The market for retail space has been, and could in the future be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the increasing market strength of Wal-Mart, including its continued growth as a grocer, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. In particular, consolidation within the retail industry has reduced the number of prospective tenants to lease our available space. Furthermore, many national tenants have increased their overall buying power as a result of consolidation, thereby increasing their leverage in negotiating lease terms with us. To the extent that any of these conditions occur or continue, they are likely to impact market rents for retail space.

A downturn in our tenants’ businesses, tenant bankruptcies, leasing delays we encounter, particularly with respect to our anchor tenants, will affect our ability to collect balances due from tenants and would seriously harm our operating results.

At any time, our tenants may experience a downturn in their businesses that may weaken their financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. We are subject to the risk that these tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Any tenant bankruptcies, leasing delays, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company and would harm our operating results.

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

We have entered into leases with some of our tenants that allow the tenant to terminate their lease or to pay reduced rent from us if an anchor tenant in the same shopping center terminates its lease with us or fails to occupy the premises. In that event, we may be unable to re-let the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease, which would reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.

In addition, in many cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within that center to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-let or to re-let on satisfactory terms could harm our operating results.

We face considerable competition in the leasing market and may not be able to renew leases or re-let space as leases expire.

We face competition from similar retail centers within the trade areas of each of our centers when renewing leases or releasing space as leases expire. In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition. Even if our tenants do renew or we are successful in re-letting space, it is possible that the terms of renewal or re-letting may be less favorable than existing lease terms.

For example, increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital expenditures we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-let space as leases expire, cash flow from tenants would be decreased resulting in lower operating results.

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

In addition, during 2005, the number of entities and the amount of funds competing for suitable investment properties continued to increase. This resulted in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.

Current and future development of real estate properties may not yield expected returns and may strain management resources.

We are actively involved in establishing joint ventures with third party developers and expect to invest in additional development joint ventures in the future. Our participation in these joint ventures exposes us to the risks inherent in developing real estate, which include construction delays, cost overruns, financing risks, failure to meet expected occupancy and rent levels, delays in and the inability to obtain zoning, occupancy and other governmental permits, and changes in zoning and land use laws. Overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which may result in reduced returns, or even losses, from those investments.

We anticipate that our working capital reserves and cash flow from operations may not be adequate to cover all of our cash needs and we will have to obtain financing from other sources.

We anticipate that our working capital reserves may not be adequate to cover all of our cash needs. In order to cover those needs, we would have to obtain financing from other sources. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

As of December 31, 2005, we have approximately $1.5 billion of debt, a portion of which is variable rate debt, which may impede our business and operating performance.

As of December 31, 2005, we have approximately $1.5 billion of outstanding indebtedness, approximately $392 million of which bears interest at a variable rate, and we have the ability to borrow $72 million of additional variable rate debt under our line of credit. Increases in interest rates on our existing indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions.

We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow under our line of credit or borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. We may also borrow funds, if necessary, to satisfy the requirement that we distribute to stockholders as distributions at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

The mortgages on our properties contain customary negative covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our outstanding unsecured debt contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our ability to borrow under our line of credit and bridge loan is subject to compliance with these financial and other covenants.

We rely on borrowings under our line of credit to finance acquisitions and redevelopment activities and for working capital, and if we were unable to borrow under our line of credit or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. Our line of credit, bridge loan, and the indentures under which we have previously issued unsecured public debt also contain limitations on our ability to incur future secured and unsecured debt. If we need to pledge properties in order to borrow additional funds, these covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we breach covenants in our debt agreements, the lender can declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan.

We could become too highly leveraged because our organizational documents do not contain any limitation on the amount of debt we may incur.

Our organizational documents do not limit the amount of indebtedness that we, or our operating partnerships, Heritage OP and Bradley OP, may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become highly leveraged, the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

A downgrade in our credit rating could negatively impact us.

The floating rates of interest applicable to our line of credit and bridge loan are determined based on the credit ratings of our debt provided by independent rating agencies. Thus, if these credit ratings are downgraded, our interest expense will be, and our ability to raise additional debt may be, negatively impacted.

We do not have exclusive control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.

We have invested in some cases as a co-venturer in the development of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development project. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project. As a result, the co-venturer might have interests or goals that are inconsistent with our interests or goals, take action contrary to our interests or otherwise impede our objectives. The co-venturer also might become insolvent or bankrupt.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Our efforts to comply with evolving laws, regulations and standards, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Lack of liquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict how long we would need to find a willing purchaser and complete the sale of a property. In addition, in recent years, some national anchor tenants have purchased their own parcels within our centers, which could reduce the value of our centers.

Further issuances of equity securities may be dilutive to current security holders.

The interest of our existing security holders could be diluted if additional equity securities are issued to finance future acquisition and other working capital needs as an alternative to incurring additional indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

Our largest stockholder owns approximately 41% of our common stock, exercises significant control of our company and may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.

Our largest stockholder, Net Realty Holding Trust, a wholly-owned subsidiary of the New England Teamster and Trucking Industry Pension Fund (“NETT”), owns approximately 41% of the outstanding shares of our common stock and has the right to nominate four of our directors. Accordingly, Net Realty Holding Trust is able to exercise significant control over the outcome of substantially all matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors, and the determination of our day-to-day corporate and management policies. In addition, Net Realty Holding Trust is able to exercise significant control over the outcome of any proposed merger or consolidation of our company under Maryland law. Net Realty Holding Trust’s ownership interest in our company may discourage third parties from seeking to acquire control of our company, which may adversely affect the market price of our common stock.

Provisions of the company’s charter and bylaws could inhibit changes in control of the company, and could prevent stockholders from obtaining a premium price for our common stock.

Our organizational documents contain provisions which may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their shares of common stock over the then-prevailing market prices. These provisions include staggered terms for our directors, advance notice requirements for stockholder proposals and the absence of cumulative voting rights. In addition, our organizational documents permit our board of directors to issue up to 50,000,000 shares of preferred stock, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

Our board of directors has adopted the limitations available in Maryland law on changes in control that could prevent transactions in the best interests of stockholders.

Certain provisions of Maryland law applicable to us prohibit “business combinations,” including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding voting shares (a so-called “interested stockholder”), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock.

Our share ownership limit may discourage a takeover of the company and depress our stock price.

In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our articles prohibit any stockholder from owning actually or constructively more than 9.8% of the value or number of outstanding shares of our capital stock. Our board of directors may exempt a person from the 9.8% ownership limit if the board determines, in its sole discretion, that exceeding the 9.8% ownership limit as to any proposed transferee would not jeopardize our qualification as a REIT. This restriction may: discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or compel a stockholder who had acquired more than 9.8% of our stock to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

If we fail to remain qualified as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distribution.

We intend to remain qualified as a REIT under the Code, which will afford us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible by us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even REITs are subject to federal and state income taxes.

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability.

We are increasingly subject to state and local taxes on our income or property, either directly or at the level of our operating partnerships or at the level of the other companies through which we indirectly own our assets. We may not be able to continue to satisfy the REIT requirements, or it may not be in our best interests to continue to do so.

Item 1B:              Unresolved Staff Comments

None

Item 2:                       Properties

Shopping Centers

As of December 31, 2005, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of total GLA, of which approximately 28.7 million square feet is Company-owned GLA. As of December 31, 2005, Bradley OP and its subsidiaries owned 115 shopping centers, located in 24 states and totaling approximately 19.0 million square feet of Company-owned GLA. Our shopping center portfolio was approximately 92.4% leased as of December 31, 2005. We believe that our shopping center properties are adequately covered by insurance.

Other Properties

As of December 31, 2005, the Company owned three office buildings, one in New York and two in Boston, totaling 222,000 square feet. We believe that our office buildings are adequately covered by insurance.

Offices

Our corporate headquarters are located at 131 Dartmouth Street, Boston, Massachusetts, an office building located in the Back Bay constructed and owned by a joint venture that we entered into with our largest stockholder. We lease our corporate headquarters space from the joint venture. Under this lease, which contains a term of eleven years, we lease approximately 31,000 square feet. We began to pay rent under this lease in February 2005. Heritage pays an average of $1.2 million per year in minimum rent annually.

In addition, we also manage our properties through 16 regional offices, strategically located throughout our portfolio states. We own 14 of our 16 regional offices, some of which are located in our shopping center properties. We believe that our current and anticipated facilities are adequate for our present and future operations.

The following table provides information about our properties as of December 31, 2005, which includes information with respect to Bradley OP and its subsidiaries.

Property Name and Location	Year Built/ Renovated(1)	% Leased as of 12/31/2005	Company-Owned GLA(2)	Total GLA(3)	Anchor SF(4)	Anchors(5)	Annualized Base Rent(6)	Annualized Base Rent/ Sq. Ft.(7)
Shopping Centers:
Alabama
*Montgomery Commons	1999	100%	95,300	299,050	257,550	Super Wal-Mart (Non-Owned)	$1,002,340	$10.52
						Marshalls
						Michaels
Montgomery Towne Center	1996	83%	176,361	266,895	198,165	Winn Dixie Supermarket (Non-Owned)	$1,851,270	$10.50
						Bed, Bath & Beyond
						Circuit City
						Carmike Cinemas (Non-Owned)
						Barnes & Noble
						OfficeMax
Riverchase Village	1994	89%	178,511	190,611	128,225	Bruno’s Supermarket	$1,534,359	$8.60
SC						Best Buy
						PetsMart
Connecticut
*Crossroads I & II	1994	100%	105,662	217,662	202,795	Home Depot (Non-Owned)	$2,134,188	$20.20
						The Sports Authority
						Borders
						OfficeMax
*Crossroads III	1994	79%	68,750	68,750	46,278	Levitz Home Furnishings	$1,001,750	$14.57
						Petco
*Hale Road	2002	100%	103,931	103,931	82,221	Babies R US	$402,523	$3.87
						Bed, Bath & Beyond
						AC Moore Arts & Crafts
*Northern Hills	2001	100%	12,000	304,450	292,450	Lowe’s Home Center (Non-Owned)	$925,231	$77.10
						Target (Non-Owned)
*Slater Street	1998	100%	51,370	96,185	64,815	Best Buy (Non-Owned)	$1,449,419	$28.22
						Office Depot / Bassett Furniture

Torrington Plaza	1963/1994	94%	125,710	132,910	42,037	TJ Maxx	$1,379,715	$10.98
						Staples
Florida
Barton Commons	1989	42%	215,049	218,049	52,039	Bealls Dept. Store	$468,109	$2.18
						Bealls Outlet
Naples Shopping	1962/1997	100%	198,843	202,343	162,486	Publix Supermarket	$2,055,993	$10.34
Center						Marshalls
						Linens N Things
						Office Depot
						Books A Million
Park Shore Shopping	1973/1993	100%	231,830	240,330	188,180	Fresh Market	$1,950,985	$8.42
Center						K-Mart
						Hudson Furniture
						Homegoods
						Sound Advice
Shoppers Haven	1959/1998	99%	206,942	206,942	130,687	Winn Dixie Supermarket	$1,954,573	$9.45
Shopping Center						Bed, Bath & Beyond
						AC Moore Arts & Crafts
						Walgreens
						Bealls Outlet
Venetian Isle	1959/1992	99%	183,867	187,367	111,831	Publix Supermarket	$1,674,618	$9.11
Shopping Center(8)						TJ Maxx
						Linens N Things
						Rec Warehouse Pools and Spas
Georgia
*Shenandoah Plaza	1987	97%	141,072	144,072	113,922	Ingles Market/Goodwill Emporium	$671,147	$4.76
						Wal-Mart/Big Lots/ACS
Illinois
*Bartonville Square	1972	100%	61,678	61,678	41,824	Kroger Supermarket	$297,455	$4.82
*Butterfield Square	1997	96%	106,767	121,370	51,677	Sunset Foods	$1,408,038	$13.19
*The Commons of	1992/1999	95%	324,080	324,080	246,039	Home Depot	$3,686,003	$11.37
Chicago Ridge						Office Depot
						Marshalls
						Pep Boys (Ground Lease)
						Old Navy
						X Sport Fitness
*The Commons of	1995/1998	96%	273,060	365,335	210,569	Jewel Foods/Osco Drugs	$3,175,873	$11.63
Crystal Lake						Marshalls
						Toys R Us
						Hobby Lobby (Non-Owned)
*Crossroads Centre	1975/1988	97%	242,470	247,970	129,468	KM Fairview Heights LLC/Hobby Lobby/Big Lots (Ground Lease)	$1,593,904	$6.57
						TJ Maxx
*Fairhills Shopping Center	1971/1989	89%	107,584	117,684	49,330	Jewel Foods/Osco Drugs	$607,220	$5.64
*Heritage Square	1992	77%	210,752	210,752	117,054	Circuit City	$2,133,078	$10.12
						Carson Furniture Gallery
						DSW Shoe Warehouse

*High Point Centre	1988	95%	240,002	240,002	141,068	Cub Foods	$2,344,138	$9.77
						Office Depot
						Babies R Us
						Big Lots
*Long Meadow Commons	1996	92%	118,471	118,471	65,816	Dominick’s Supermarket	$1,658,408	$14.00
*Parkway Pointe	1996	100%	38,737	222,037	179,300	Wal-Mart (Non-Owned)	$549,113	$14.18
						Target (Non-Owned)
						Party Tree (Non-Owned)
*Rivercrest	1992/1999	100%	488,680	847,635	711,859	Dominick’s Supermarket	$4,400,750	$9.01
						Best Buy
						PetsMart
						TJ Maxx
						Kimco Realty Corp./ K-Mart
						Sears
						OfficeMax
						Hollywood Park
						Target (Non-Owned)
						Kohl’s (Non-Owned)
						Menards (Non-Owned)
						Sony Theaters (Non-Owned)
*Rollins Crossing	1995/1998	100%	148,117	342,237	283,704	Super K-Mart (Non-Owned)	$1,156,930	$7.81
						Sears Paint & Hardware
						Regal Cinema (Ground Lease)
*Sangamon Center	1970/1996	98%	139,907	151,107	79,257	Schnuck’s Supermarket	$1,209,236	$8.64
North						U.S. Post Office
*Sheridan Village	1954/1995	97%	303,915	303,915	177,409	Bergner’s Dept Store	$2,401,304	$7.90
						Cohen’s Furniture Co.
*Sterling Bazaar	1992	94%	84,535	84,535	52,337	Kroger Supermarket	$743,821	$8.80
*Twin Oaks Centre	1991	97%	98,197	98,197	59,682	Hy-Vee Supermarket	$716,870	$7.30
*Wardcliffe Shopping	1976/1977	96%	67,681	67,681	48,341	CVS	$375,980	$5.56
Center						Big Lots
*Westview Center	1992	88%	325,507	416,307	209,963	Cub Foods	$2,496,999	$7.67
						LA Fitness
						Value City Dept. Store (Non-Owned)
Indiana
*Apple Glen Crossing	2001/2002	98%	150,446	440,987	384,426	Super Wal-Mart (Non-Owned)	$1,805,191	$12.00
						Kohl’s (Non-Owned)
						Dick’s Sporting Goods
						Best Buy (Ground Lease)
						PetsMart
*County Line Mall	1976/1991	91%	268,589	271,389	213,950	Kroger Supermarket	$1,554,582	$5.79
						OfficeMax
						Old Time Pottery
						Sofa Express
*Double Tree Plaza	1996	96%	98,342	110,342	49,773	Amelia’s Supermarket	$740,490	$7.53
*Germantown	1985	79%	216,430	223,630	115,143	Sav-A-Lot Supermarket	$987,573	$4.56
Shopping Center						Elder Beerman Department Store
						Englert’s Home Comfort Center

*King’s Plaza	1965	87%	102,788	104,888	60,200	Cub Foods	$467,961	$4.55
*Lincoln Plaza	1968	94%	103,938	103,938	47,228	Kroger Supermarket	$707,080	$6.80
*Martin’s Bittersweet	1992	100%	91,798	94,808	71,157	Martin’s Supermarket	$776,928	$8.46
Plaza						Osco Drug
Meridian Village	1990	100%	130,774	130,774	65,030	O’Malia’s Supermarket	$1,370,320	$10.48
						Godby Home Furnishings
*Rivergate Shopping Center	1982	82%	133,086	137,486	90,666	Wal-Mart	$366,777	$2.76
*Sagamore Park Centre	1982	92%	118,436	118,436	66,063	Payless Supermarket	$938,760	$7.93
*Speedway	1960/1998	87%	564,279	569,879	252,624	Kroger Supermarket	$4,653,165	$8.25
SuperCenter						AJ Wright
						Kohl’s
						Sears
						Factory Card Outlet
						Old Navy
						Petco
*The Village	1950	94%	304,725	307,525	115,325	US Factory Outlet	$2,284,383	$7.50
						AJ Wright
						Dollar Tree
						Indiana Department of Employment
*Washington	1957/1993	80%	331,912	331,912	168,409	Stein Mart	$1,649,615	$4.97
Lawndale Commons						Dunham’s Sporting Goods
						Gensic’s Furniture House
						Jo-Ann Fabrics
						Books A Million
						Big Lots
Iowa
*Burlington Plaza West	1989	81%	88,118	92,118	52,468	Hobby Lobby	$416,509	$4.73
*Davenport Retail	1996	100%	62,588	229,588	214,433	Staples	$645,531	$10.31
Center						PetsMart
						Super Target (Non-Owned)
*Kimberly West	1987/1997	90%	113,713	116,513	76,896	Hy-Vee Supermarket	$598,750	$5.27
*Parkwood Plaza	1992	28%	126,369	126,369	N/A	N/A	$251,444	$1.99
*Southgate Shopping	1972/1996	90%	154,174	154,174	102,065	Hy-Vee Supermarket	$537,957	$3.49
Center						Big Lots
*Spring Village	1980/1991	42%	90,263	92,763	N/A	N/A	$311,712	$3.45
*Warren Plaza	1980/1993	97%	90,102	187,135	160,925	Hy-Vee Supermarket	$709,038	$7.87
						Target (Non-Owned)
Kansas
*Mid State Plaza	1971	79%	286,601	293,101	152,692	Ashley Furniture Home Store	$938,009	$3.27
						Sutherlands Lumber
						Hobby Lobby
*Santa Fe Square	1987	97%	133,698	133,698	55,820	Hy-Vee Supermarket/Office Depot/Bloom Brothers	$1,277,310	$9.55
*Shawnee Parkway Plaza	1979/1995	96%	92,213	92,213	59,128	Price Chopper Supermarket	$641,911	$6.96
Village Plaza	1975	85%	55,698	55,698	31,431	Ray’s Apple Market	$206,582	$3.71

*Westchester Square	1968/1998	97%	164,944	168,644	63,000	Hy-Vee Supermarket	$1,399,805	$8.49
*West Loop	1986/1998	99%	199,032	199,032	98,558	Dillons Supermarket	$1,488,061	$7.48
Shopping Center						Waters True Value
						American Academy Hair Design
Kentucky
*Dixie Plaza	1987	8%	48,021	82,804	N/A	N/A	$48,239	$1.00
*Midtown Mall	1970/1994	99%	153,822	153,822	106,383	Kroger Supermarket	$1,009,275	$6.56
						Big Lots/Odd Lots
						Gatti’s Pizza
*Plainview Village Center	1977	96%	164,367	186,167	39,399	Kroger Supermarket	$1,412,120	$8.59
*Stony Brook	1988	100%	137,013	238,213	169,775	Kroger Supermarket	$1,575,032	$11.50
						H.H. Gregg (Non-Owned)
Maine
Pine Tree Shopping	1958/1973	99%	287,513	287,513	214,178	AJ Wright	$936,592	$3.26
Center						Mardens
						Jo-Ann Fabrics
						Packard Development (Ground Lease)
Massachusetts
*Berkshire Crossing	1996	100%	442,248	442,248	385,522	Price Chopper Supermarket	$3,604,877	$8.15
						Wal-Mart (Ground Lease)
						Home Depot (Ground Lease)
						Staples
						Michaels
						Barnes & Noble
*Burlington Square	1983/1992	87%	86,290	86,290	34,097	Staples	$2,478,668	$28.72
						Eastern Mountain Sports
Lynn Market Place	1966/1993	100%	78,092	78,092	52,620	Shaw’s Supermarket	$652,400	$8.35
Watertower Plaza	1988/1998	96%	296,320	296,320	214,889	Shaw’s Supermarket	$3,868,919	$13.06
						TJ Maxx
						OfficeMax
						Barnes & Noble
						Linens N Things
						Petco
						Michaels
						NAMCO
Westgate Plaza	1969/1996	94%	103,903	103,903	77,768	Stop & Shop/ Staples/Ocean State Job Lot	$969,091	$9.33
						TJ Maxx
Michigan
*Cherry Hill Marketplace	1992/1999	84%	120,568	123,468	53,739	Farmer Jacks	$1,189,021	$9.86
*The Courtyard	1989	96%	125,967	265,622	219,421	V.G. Food Center	$875,932	$6.95
						OfficeMax
						Dunham’s Sporting Goods
						Home Depot (Non-Owned)

*Grand Traverse Crossing	1996	100%	387,273	387,273	339,156	Wal-Mart (Ground Lease)	$2,692,094	$6.95
						Home Depot (Ground Lease)
						Borders (Ground Lease)
						Toys R Us
						Staples
						PetsMart
*Redford Plaza	1956/1987	96%	284,448	284,448	194,014	Kroger Supermarket	$2,285,863	$8.04
						Burlington Coat Factory
						Bally Total Fitness
						AJ Wright
						Aco Hardware
						The Resource Network
Minnesota
*Austin Town Center	1999	60%	110,680	200,680	130,049	Aldi Foods	$491,586	$4.44
						Staples
						Target (Non-Owned)
*Brookdale Square	1971/1994	41%	185,883	185,883	66,834	Brookdale Theater	$470,165	$2.53
						Pep Boys
						Up Front Event Center
*Burning Tree Plaza	1987/1998	100%	182,969	182,969	117,716	Best Buy	$1,699,660	$9.29
						TJ Maxx
						Hancock Fabrics
						Dunham’s Sporting Goods
*Central Valu Center	1961/1984	92%	124,700	124,700	90,946	Rainbow Foods	$827,957	$6.64
						Slumberland Clearance
Division Place	1991	87%	129,753	134,753	24,016	TJ Maxx	$1,347,026	$10.38
*Elk Park Center	1995/1999	98%	204,992	302,635	200,677	Cub Foods	$2,015,544	$9.83
						Target (Non-Owned)
						OfficeMax
*Har Mar Mall	1965/1992	98%	433,082	433,082	254,539	Cub Foods	$4,885,324	$11.28
						Barnes & Noble
						Marshalls
						Homegoods
						TJ Maxx
						AMC Theatres
						Michaels
*Hub West (9)
*Richfield Hub	1952/1992	99%	214,855	217,655	129,400	Rainbow Foods	$2,429,827	$11.31
						Bally Total Fitness
						Marshalls
						Michaels
*Marketplace at 42	1999	98%	120,487	150,687	72,371	Rainbow Foods	$1,626,477	$13.50
						Walgreens (Non-Owned)
*Roseville Center	1950/2000	98%	76,894	155,694	65,000	Rainbow Foods (Non-Owned)	$895,926	$11.65
*Southport Centre	1992	100%	124,937	426,985	346,566	Cub Foods (Non-Owned)	$1,802,929	$14.43
						Best Buy
						Dollar Tree
						Super Target (Non-Owned)
						OfficeMax (Non-Owned)

*Sun Ray Shopping Center	1958/1992	95%	287,385	287,385	181,950	Cub Foods (Ground Lease)	$2,520,124	$8.77
						TJ Maxx
						Bally Total Fitness
						Michaels
						Valu Thrift Store
*Ten Acres Center	1972/1986	100%	162,364	162,364	133,894	Cub Foods	$1,202,897	$7.41
						Burlington Coat Factory
*Terrace Mall	1979/1993	90%	135,031	250,031	212,430	Rainbow Foods	$1,006,599	$7.45
						North Memorial Hospital (Non-Owned)
						North Memorial Medical Center
*Westwind Plaza	1985	100%	87,933	147,933	80,245	Cub Foods (Non-Owned)	$1,165,209	$13.25
						Northern Tool and Equipment
*White Bear Hills	1990/1996	100%	73,095	81,895	45,679	Festival Foods	$629,086	$8.61
Mississippi
County Line Plaza	1997	99%	221,567	268,367	171,062	Haverty’s Furniture	$2,916,188	$13.16
						OfficeMax
						Barnes & Noble
						Old Navy
						Shoe Station
						Circuit City (Non-Owned)
Missouri
Clocktower Place	1987	97%	214,198	222,348	129,807	Dierberg’s Market	$2,295,624	$10.72
						TJ Maxx
						Office Depot
*Ellisville Square	1990	99%	146,052	149,552	107,772	K-Mart	$1,395,887	$9.56
						Lukas Liquors
*Grandview Plaza	1961/1991	78%	296,008	296,008	169,892	Schnuck’s Supermarket	$1,781,900	$6.02
						Old Time Pottery
						Walgreens
*Hub Shopping Center	1972/1995	94%	160,423	160,423	103,322	Price Chopper Supermarket	$783,853	$4.89
*Liberty Corners	1987/1996	99%	124,858	214,358	136,500	Price Chopper Supermarket	$943,009	$7.55
						Sutherlands (Non-Owned)
*Maplewood Square	1998	100%	71,590	75,590	57,575	Shop n’ Save Supermarket	$545,405	$7.62
*Marketplace at Independence	1988	95%	241,896	253,396	133,942	Price Chopper Supermarket	$2,110,316	$8.72
						Old Navy
*Prospect Plaza	1979/1999	96%	189,996	189,996	136,566	Price Chopper Supermarket	$1,543,290	$8.12
						Hobby Lobby
						The Salvation Army Family Store
*Watts Mill Plaza	1973/1997	94%	161,717	169,717	91,989	Price Chopper Supermarket	$1,409,089	$8.71
						Westlake Hardware

Nebraska
*Bishop Heights	1971/1997	78%	34,388	128,448	106,992	Russ’ IGA Supermarket	$109,088	$3.17
						Shopko (Non-Owned)
*Cornhusker Plaza	1988	96%	84,083	163,063	121,723	Hy-Vee Supermarket	$468,733	$5.57
						Wal-Mart (Non-Owned)
*Eastville Plaza	1986	100%	68,546	139,636	99,046	Hy-Vee Supermarket	$568,788	$8.30
						Menard’s (Non-Owned)
*Edgewood Shopping	1980/1994	99%	179,964	406,514	210,020	SuperSaver Supermarket	$1,679,481	$9.33
Center						Osco Drug
						Target (Non-Owned)
*The Meadows	1998	100%	67,840	70,840	50,000	Russ’ IGA Supermarket	$521,475	$7.69
*Miracle Hills Park	1988	87%	69,606	139,606	66,000	Cub Foods (Non-Owned)	$641,814	$9.22
*Stockyards Plaza	1988	100%	129,459	148,659	85,649	Hy-Vee Supermarket	$1,063,721	$8.22
						Movies 8
New Hampshire
*Bedford Grove	1989	99%	216,941	216,941	182,745	Shop N’ Save	$1,736,229	$8.00
						Wal-Mart (Ground Lease)
Bedford Mall	1963/1999	89%	265,091	265,091	192,207	Marshalls	$2,477,027	$9.34
						Bob’s Stores
						Staples
						Linens N Things
						Decathalon Sports (Ground Lease)
						Hoyts Cinemas
Capitol Shopping	1961/1999	100%	182,821	189,821	129,551	Demoulas Market Basket	$1,415,399	$7.74
Center						Burlington Coat Factory
						Marshalls
Tri City Plaza	1968/1992	97%	146,947	146,947	84,920	Demoulas Market Basket	$992,093	$6.75
						TJ Maxx
New Jersey
*Cross Keys Common	1995	92%	216,428	417,388	279,945	Super Wal-Mart (Non-Owned)	$3,150,173	$14.56
						AJ Wright
						Staples
						Ross Dress for Less
Morris Hills Shopping	1957/1994	100%	159,454	159,454	109,161	Mega Marshalls	$2,463,277	$15.45
Center						Clearview Cinema (Ground Lease)
						Michaels
*Old Bridge Gateway	1956/1991/1995	97%	235,995	235,995	106,380	Bayshore Fitness & Wellness Center	$3,325,620	$14.09
						Marshalls
						Modell’s Sporting Goods
						Best Home Furnishings
New Mexico
*St. Francis Plaza	1992/1993	100%	35,800	35,800	20,850	Wild Oats Market	$401,670	$11.22
New York
College Plaza	1975/1994	100%	175,086	175,086	126,812	Bob’s Stores	$1,538,184	$8.79
						Marshalls
						Eckerd Drugs
						Staples

Dalewood I Shopping Center	1966/1995	97%	59,569	59,569	36,989	Pathmark	$651,541	$10.94
Dalewood II	1970/1995	100%	81,326	81,326	59,326	Turco’s Supermarket	$2,071,605	$25.47
Shopping Center						Bed, Bath & Beyond
Dalewood III Shopping Center	1972/1995	100%	48,390	48,390	28,361	TJ Maxx	$1,208,497	$24.97
Falcaro’s Plaza	1968/1993	100%	61,295	63,295	29,887	OfficeMax	$1,039,604	$16.96
Kings Park Shopping	1963/1985	100%	71,940	73,940	48,870	Key Foods	$1,047,477	$14.56
Center						TJ Maxx
Nesconset Shopping Center	1961/1999	100%	122,996	124,996	33,460	Office Depot/ HomeGoods	$1,648,016	$13.40
Parkway Plaza	1973/1992	95%	89,704	89,704	31,600	TJ Maxx	$1,820,144	$20.29
Roanoke Plaza	1972/1994	100%	99,131	101,631	58,150	Best Yet Market	$1,360,147	$13.72
						TJ Maxx
Rockville Centre Shopping Center	1975	100%	44,131	44,131	27,781	HomeGoods	$604,374	$13.70
*Salmon Run Plaza	1993	100%	68,761	181,195	164,614	Hannaford’s Supermarket	$1,097,978	$15.97
						K-Mart (Non-Owned)
Suffolk Plaza	1967/1998	100%	84,480	89,680	56,759	Waldbaum’s Supermarket	$857,119	$10.15
Three Village Plaza	1964/1991	100%	77,458	77,458	38,955	King Kullen Grocery	$1,332,745	$17.21
Turnpike Plaza	1971/1994	100%	52,950	52,950	30,700	Waldbaum’s Supermarket	$958,716	$18.11
North Carolina
*The Commons at Chancellor Park	1994	98%	348,604	358,204	309,041	Home Depot (Ground Lease)	$2,404,331	$6.90
						Hobby Lobby
						Circuit City
						Marshalls
						Value City
						Peak Fitness
Crown Point Shopping Center	1990	76%	147,200	164,200	100,000	Lowe’s Home Centers / Old Time Pottery	$760,800	$5.17
*Franklin Square	1990	95%	318,435	517,735	379,568	Super Wal-Mart (Non-Owned)	$3,140,083	$9.86
						Best Buy
						Ross Dress for Less
						Bed, Bath & Beyond
						Dollar Tree
						Pep Boys (Ground Lease)
						OfficeMax
						Michaels
Innes Street Market	1998	100%	349,433	349,433	296,740	Food Lion Supermarket	$3,397,369	$9.72
						Lowe’s Home Centers
						Tinseltown Cinema
						Marshalls
						Staples
						Circuit City
						Old Navy
McMullen Creek Shopping Center (10)	1988	80%	283,323	292,923	53,166	Burlington Coat Factory	$2,511,816	$8.87

New Centre Market	1998	100%	143,763	266,263	202,040	Target (Non-Owned)	$1,646,201	$11.45
						Marshalls
						PetsMart
						OfficeMax
Tarrymore Square	1989	76%	260,405	260,405	85,447	Marshalls	$1,893,388	$7.27
						Carolina Clearing House
University Commons	1989	98%	235,396	235,396	135,326	Lowes Foods	$2,713,653	$11.53
						TJ Maxx
						Homegoods
						AC Moore Arts & Crafts
University Commons	1996	100%	232,820	338,020	270,249	Kroger Supermarket	$2,699,890	$11.60
Greenville						TJ Maxx
						Circuit City
						Barnes & Noble
						Target (Non-Owned)
						Linens N Things
Wendover Place	1997	100%	406,775	538,075	441,954	Harris-Teeter/ Michaels/Ross Dress for Less	$4,409,700	$10.84
						Kohl’s
						Dick’s Sporting Goods
						Babies R Us
						PetsMart
						Old Navy
						Linens N Things
						Target (Non-Owned)
Ohio
*30th Street Plaza	1951/1999	96%	157,055	157,055	111,251	Giant Eagle Supermarket	$1,475,538	$9.40
						Marc’s Pharmacy
*Clock Tower Plaza	1989	100%	237,975	244,475	172,300	Ray’s Supermarket	$1,497,883	$6.29
						Wal-Mart
*Salem Consumer	1988	92%	274,652	274,652	131,650	Cub Foods	$2,319,942	$8.45
Square						Office Depot
						Michigan Sporting Goods
						AJ Wright
Pennsylvania
Boyertown Plaza	1961	30%	83,229	88,629	N/A	N/A	$383,227	$4.60
Colonial Commons	1991/2003	88%	433,362	451,462	291,835	Giant Foods	$6,145,092	$14.18
						Dick’s Sporting Goods
						Linens N Things
						AMC Theatres 9
						Ross Dress for Less
						Marshalls
						TJ Maxx
						OfficeMax
Lehigh Shopping Center	1955/1999	76%	372,243	376,243	211,215	Giant Foods (Ground Lease)	$2,042,685	$5.49
						Mega Marshalls
						Staples
						D&D Budget & Clearance
						Dan Schantz Nursery

*Warminster Towne	1997	100%	237,234	317,917	276,840	Shop Rite Supermarket	$3,098,745	$13.06
Center						Kohl’s (Non-Owned)
						Ross Dress for Less
						PetsMart
						OfficeMax
						Pep Boys (Ground Lease)
						Rag Shop
						Old Navy
South Carolina
*Fairview Corners	2004	99%	131,002	254,682	181,741	Super Target (Non-Owned)	$1,674,908	$12.79
						Ross Dress for Less
						TJ Maxx
South Dakota
*Baken Park	1962/1997	90%	195,526	195,526	95,039	Nash Finch Supermarket	$1,370,511	$7.01
						Ben Franklin
						Boyd’s Drug
Tennessee
*The Market of Wolf	2000	90%	298,586	471,924	313,652	Target (Non-Owned)	$3,546,257	$11.88
Creek						Haverty’s Furniture (Non-Owned)
						The Sports Authority
						Best Buy
						Office Depot
						Cost Plus World Market
Oakwood	1989/1997	97%	278,017	280,767	178,769	Publix Supermarket	$2,635,741	$9.48
Commons (11)						Bed, Bath & Beyond
						Ross Dress for Less
						PetsMart
						Peebles Department Store
Watson Glen	1989	100%	264,360	264,360	206,427	Bi-Lo Foods	$1,985,984	$7.51
Shopping Center						K-Mart
						Goody’s Family Clothing
						Franklin Athletic Club
*Williamson Square	1988/1993	99%	330,226	340,476	202,102	Kroger Supermarket	$2,625,542	$7.95
						Hobby Lobby
						USA Baby
						Hancock Fabrics
						New River Fellowship
Texas
Buckingham Place	1980/1997	93%	150,228	156,228	96,274	Minyard Food Stores	$1,009,502	$6.72
						Big Lots
The Crossing	2000/2001	89%	187,075	253,454	150,963	Kroger Signature (Non-Owned)	$1,858,786	$9.94
						Kohl’s (Ground Lease)
Las Colinas Village	2001/2002	86%	104,682	131,682	24,025	Staples	$1,810,846	$17.30
Randall’s Bay Area	1989/2001	98%	78,650	78,650	55,200	Randall’s Food Market	$663,650	$8.44
Randall’s Fairmont	1985/2003	86%	105,869	112,069	56,358	Randall’s Food Market	$911,418	$8.61
Royal Oaks Village	2001/2002	98%	145,286	145,286	85,380	HEB Grocery	$2,892,180	$19.91
Trinity Commons	1998	95%	197,423	197,423	84,228	Tom Thumb	$3,097,076	$15.69
(12)						DSW Shoe Warehouse

Vermont
Rutland Plaza	1966/1996	99%	224,514	224,514	182,264	Price Chopper Supermarket	$1,882,104	$8.38
						Wal-Mart
						TJ Maxx
						Plaza Movie Plex
Virginia
Spradlin Farm	2000/2001	100%	181,055	442,055	366,962	Home Depot (Non-Owned)	$2,390,725	$13.20
						Target (Non-Owned)
						TJ Maxx
						Barnes & Noble
						Michaels
						Goody’s Family Clothing
Wisconsin
*Fairacres Shopping Center	1992	94%	79,736	82,486	58,678	Pick ‘N Save Supermarket	$626,066	$7.85
*Fitchburg Ridge	1980	94%	50,555	61,805	16,631	Wisconsin Dialysis	$456,526	$9.03
*Fox River Plaza	1987	100%	169,883	173,383	137,113	Pick ‘N Save Supermarket	$833,479	$4.91
						K-Mart
*Madison Plaza	1988/1994	62%	54,275	127,584	N/A	N/A	$325,844	$6.00
*Mequon Pavilions	1967/1991	95%	213,436	213,436	65,995	Sendik’s Food Market	$2,976,273	$13.94
						Bed, Bath & Beyond
*Moorland Square	1990	100%	98,303	195,403	149,674	Pick ‘N Save Supermarket	$867,625	$8.83
						K-Mart (Non-Owned)
*Oak Creek Centre	1988	40%	91,510	99,510	N/A	N/A	$159,464	$1.74
*Park Plaza	1959/1993	91%	113,655	113,655	74,054	Big Lots	$626,764	$5.51
						Hobby Lobby
*Spring Mall	1967/1994	92%	204,861	204,861	135,055	Pick ‘N Save Supermarket	$1,478,156	$7.22
						TJ Maxx
						Walgreens
*Taylor Heights	1989	84%	85,072	223,862	158,630	Piggly Wiggly Foods	$785,335	$9.23
						Wal-Mart (Non-Owned)
TOTAL SHOPPING		92%	28,733,853	34,972,571	22,348,777		$263,757,648	$9.18
CENTERS
Office Buildings:
William J. McCarthy Building	1963/1995	89%	93,019	93,019		N/A	$2,685,185	$28.87
545 Boylston Street	1972/1996	91%	89,075	89,075		Allied Advertising	$2,772,608	$31.13
						Trinity Church
Executive Office	1970	94%	40,180	40,180		Norca Corporation	$791,913	$19.71
Building						Sol G Atlas Realty
						Heritage
TOTAL OFFICE		91%	222,274	222,274			$6,249,706	$28.12
BUILDINGS

TOTAL PORTFOLIO		92%	28,956,127	35,194,845			$270,007,354	$9.32

*                     Designates property owned by Bradley OP or one of its subsidiaries. The Total Company-Owned GLA and Annualized Base Rent for the Bradley OP portfolio is 19.0 million square feet and $163.1 million, respectively as of December 31, 2005.

(1)             Represents the year the property originally opened for business and, if applicable, the year in which a substantial renovation was completed. These dates do not include years in which tenant improvements were made to the properties.

(2)             Represents gross leasable area owned by us, including 1,568,720 square feet of gross leaseable area subject to ground leases and excludes 6,238,744 square feet of non-owned gross leasable area.

(3)             Some of our shopping centers contain space not owned by us and space leased to tenants under ground leases. In addition to Company Owned GLA, Total GLA includes approximately 6.2 million square feet of this non-owned gross leasable area, which generally is owned directly by the anchor occupying this space, and 1.6 million square feet of ground leased gross leaseable area.

(4)             Represents square feet of gross leasable area at a property that an anchor tenant either leases or owns.

(5)             We define anchor tenants as single tenants which lease 15,000 square feet or more at a property. We define major tenants at our office buildings as tenants which lease 10% or more of the rentable square footage at a property.

(6)             We calculate Annualized Base Rent for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquired from NETT's real estate company upon our formation or relating to properties acquired from Bradley, we calculate total base rent to be received beginning from the date we acquired the property.

(7)             Represents Annualized Base Rent divided by Company Owned GLA at December 31, 2005.

(8)             Property contains 11,627 square feet of office space.

(9)             Property is comprised of two shopping centers.

(10)       Property contains 32,638 square feet of office space.

(11)       We hold a leasehold interest in this property pursuant to a ground lease that expires in 2088.

(12)       We hold a leasehold interest in this property pursuant to a ground lease that expires in 2037.

The following tables provide information about the tenants and lease expirations within the portfolio of properties owned by Bradley OP and its subsidiaries. These tables exclude information with respect to properties owned by Heritage and its other subsidiaries.

Top Tenants by Annualized Base Rent

Tenant	# of Stores	Total GLA	GLA as a % of Total	Tenant Annualized Base Rent(1)	% of Total Annualized Base Rent(2)	Type of Business
1 TJX Companies(3)	20	584,535	3.07%	$4,950,264	3.04%	Off Price/Soft Goods
2 Supervalu(4)	10	657,733	3.46%	4,700,273	2.88%	Grocer
3 Kroger(5)	12	658,230	3.46%	4,354,664	2.67%	Grocer
4 Associated Wholesale Grocers(6)	9	571,947	3.01%	3,363,503	2.06%	Grocer
5 Roundy’s(7)	8	491,482	2.59%	3,252,686	1.99%	Grocer
6 Home Depot	4	459,073	2.41%	3,049,963	1.87%	Home Improvement
7 Hy-Vee	9	547,466	2.88%	2,728,627	1.67%	Grocer
8 Wal-Mart	7	651,499	3.43%	2,656,116	1.63%	Discount
9 Blockbuster	21	137,045	0.72%	2,349,721	1.44%	Video Sales / Rentals
10 Walgreens	12	156,765	0.82%	2,062,863	1.26%	Drug Store
11 Charming Shoppes(8)	25	194,852	1.02%	2,008,502	1.23%	Discount / Apparel
12 Dollar Tree	26	272,308	1.43%	1,965,726	1.21%	Discount
13 Best Buy	6	230,914	1.21%	1,963,250	1.20%	Electronics
14 Staples	6	143,734	0.76%	1,955,460	1.20%	Office Products
15 Sears Holdings(9)	9	307,231	1.62%	1,872,410	1.15%	Discount
16 Hallmark	32	170,814	0.90%	1,865,718	1.14%	Cards/Gifts
17 OfficeMax	7	173,968	0.92%	1,726,517	1.06%	Office Products
18 Safeway(10)	2	153,213	0.81%	1,601,949	0.98%	Grocer
19 Hobby Lobby	6	320,779	1.69%	1,577,425	0.97%	Crafts
20 Office Depot	6	142,605	0.75%	1,469,536	0.90%	Office Products

(1)           We calculate annualized base rent for all leases in place in which tenants are in occupancy at December 31, 2005 as follows: total base rent to be received during the entire term of each lease, divided by the terms in months for such leases, multiplied by 12. For any leases relating to properties we acquire, we calculate total base rent to be received beginning from the date we acquired the property.

(2)           Represents total Tenant Annualized Base Rent divided by Total Annualized Base Rent of $163,097,484.

(3)           TJX Companies include: TJ Maxx (7), Marshalls (7), A.J. Wright (5) and Homegoods (1).

(4)           Supervalu Inc. includes: Cub Foods (5), Shop n’ Save (1), Shop Rite (1) and Ray’s Supermarket (1). Supervalu Inc. also includes (2) Cub Foods locations leased by a limited liability corporation of which Supervalu Inc. is a member.

(5)           The Kroger Co. includes: Kroger (10), Pay Less Supermarket (1) and Dillons (1).

(6)           Associated Wholesale Grocers includes: Price Chopper (6), Russ’ IGA (2) and Super Saver (1).

(7)           Roundy’s, Inc. includes: Pick N Save (4) and Rainbow Foods (4).

(8)           Charming Shoppes includes: Fashion Bug (18), Lane Bryant (4) and Catherine’s (3).

(9)           Sears Holding Corporation includes: Sears (3), K-Mart (2), Sears Dental (1), Sears NTB (1), Sears Paint & Hardware (1) and Lands’ End (1).

(10)     Safeway includes Dominick’s (2).

Total Lease Expiration Roll Out

Lease Expiration Year	Number of Expiring Leases	Expiring Square Feet	% of Total Sq. Ft. Expiring	Expiring Base Rent(1)	% of Total Base Rent	Expiring Base Rent / Sq. Ft.(2)
2006(3)	349	1,559,915	8.9%	$14,086,771	8.5%	$9.03
2007	352	1,821,519	10.4%	18,573,911	11.1%	10.20
2008	390	2,142,652	12.2%	22,967,860	13.8%	10.72
2009	280	2,013,582	11.5%	18,672,187	11.2%	9.27
2010	265	1,602,644	9.2%	18,892,871	11.3%	11.79
2011	144	1,683,049	9.6%	15,335,823	9.2%	9.11
2012	52	754,150	4.3%	7,600,839	4.6%	10.08
2013	54	1,077,262	6.2%	9,744,518	5.8%	9.05
2014	55	996,272	5.7%	9,829,845	5.9%	9.87
2015	36	748,916	4.3%	5,275,844	3.2%	7.04
2016 and Thereafter	95	3,100,469	17.7%	25,674,474	15.4%	8.28
Totals	2,072	17,500,430	100.0%	$166,654,943	100.0%	$9.52

(1)          Represents the last 12 months of rent payable immediately prior to the expiration of the lease.

(2)          Represents Expiring Base Rent divided by Expiring Square Feet.

(3)          Includes tenants on a month-to-month agreement.

Item 3:                       Legal Proceedings

On October 31, 2001, a complaint was filed against Heritage in the Superior Court of Suffolk County of the Commonwealth of Massachusetts by Weston Associates and its president, Paul Donahue, alleging that Heritage owes Mr. Donahue and his firm a fee in connection with services he claims he performed on Heritage’s behalf in connection with its acquisition of Bradley Real Estate Inc. On September 18, 2000, Heritage acquired Bradley, a publicly traded REIT based in Illinois with nearly 100 shopping center properties located primarily in the Midwest, at an aggregate cost of approximately $1.2 billion. Through his personal relationships with the parties involved, at Heritage’s request, Mr. Donahue introduced Heritage to Bradley and its senior management team. Mr. Donahue alleges, however, that he played an instrumental role in the negotiation and completion of Heritage’s acquisition of Bradley beyond merely introducing the parties. For these alleged efforts, Mr. Donahue demands that he receive a fee equal to 2% of the aggregate consideration Heritage paid to acquire Bradley, or a fee of approximately $24 million. In addition, Mr. Donahue also seeks treble damages based on alleged unfair or deceptive business practices under Massachusetts law.

On November 29, 2002, the court granted Heritage’s motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and, on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims. The Appellate Court’s decision reverts the case back to the Superior Court for discovery and additional proceedings, which are currently ongoing. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

Except as set forth above, neither we nor Bradley OP are involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or Bradley OP, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. In the opinion of our management, based upon currently available information, this litigation is not expected to have a material adverse effect on our or Bradley OP’s business, financial condition or results of operations.

Item 4:                       Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the LP Units. As of December 31, 2005, there were 24 holders of record of LP Units, including Heritage. In addition, our wholly owned subsidiary is the holder of all of the GP Units.

The following table sets forth the quarterly distributions per LP Unit declared by Bradley OP with respect to each period set forth below.

Quarter Ended	Distributions
December 31, 2005	$0.525
September 30, 2005	$0.525
June 30, 2005	$0.525
March 31, 2005	$0.525
December 31, 2004	$0.525
September 30, 2004	$0.525
June 30, 2004	$0.525
March 31, 2004	$0.525

The Bradley OP partnership agreement provides that the net operating cash flow of Bradley OP will be distributed from time to time as determined by our subsidiary (but not less frequently than quarterly) pro rata in accordance with the partners’ respective percentage interests and priorities. In the Bradley OP partnership agreement, Bradley OP is required to pay to the holders of LP Units a quarterly distribution of at least the amount of the dividend Heritage declares on its common stock, subject to the rights of the holders of any preferred units.

During the years ended December 31, 2005 and 2004, Bradley OP issued an aggregate of 176,506 and 189,588 common LP Units, respectively, in connection with the contribution of a property to Bradley OP by the individual owners of the property. These LP Units were issued in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933. Bradley OP relied on the exemption under Section 4(2) based on factual representations received from the limited partners who received the LP Units.

In December 2005, Bradley OP issued an aggregate of 1,313,522 common LP Units to Heritage OP in consideration for an intercompany transfer of two shopping centers located in North Carolina to Bradley OP. Heritage OP then distributed those units to Heritage. These LP Units were issued in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6:                       Selected Financial Data

As discussed in the beginning of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Restatement Summary,” Bradley OP previously restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as the quarterly periods ended March 31, 2005 and June 30, 2005. The table below reflects the impact of that restatement of those historical financial statements.

The following selected historical consolidated financial and operating data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Bradley OP’s consolidated financial statements on page F-1 of this Form 10-K. All historical financial information has been presented on an accrual basis in accordance with U.S. generally accepted accounting principles, (“GAAP”), applicable to real estate investment trusts for all periods presented.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars, units, and square footage in thousands except per-unit data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Rentals and recoveries	$205,272	$188,206	$186,061	$170,911	$155,710
Interest and other	332	374	36	58	132
Total revenue	205,604	188,580	186,097	170,969	155,842
Expenses:
Operating	61,233	57,361	56,111	52,082	47,704
General and administrative	19,694	17,617	14,562	15,324	8,256
Depreciation and amortization	59,124	50,526	47,973	42,964	39,033
Interest	49,687	39,048	33,030	35,537	47,102
Loss on prepayment of debt	—	—	—	4,215	—
Total expenses	189,738	164,552	151,676	150,122	142,095
Income before net gains	15,866	24,028	34,421	20,847	13,747
Net derivative (losses) gains	—	—	—	(7,766)	986
Gain on sale of real estate investment	—	28	—	—	—
Income before equity in (loss) income from unconsolidated subsidiaries	15,866	24,056	34,421	13,081	14,733
Equity in (loss) income from unconsolidated subsidiaries	(77)	86	—	—	—
Income before discontinued operations	15,789	24,142	34,421	13,081	14,733
Income from discontinued operations	—	532	615	755	784
Gain on sale of discontinued operations	—	970	—	—	—
Net income	15,789	25,644	35,036	13,836	15,517
Preferred stock distributions	—	(2,176)	(6,656)	(6,656)	(6,656)
Net income attributable to common unitholders	$15,789	$23,468	$28,380	$7,180	$8,861
Per Unit Data:
Basic and diluted income from continuing operations	$0.46	$0.65	$0.82	$0.21	$0.35
Basic and diluted income from discontinued operations	$—	$0.04	$0.02	$0.03	$0.03
Basic and diluted income attributable to common unitholders	$0.46	$0.69	$0.84	$0.24	$0.38
Distributions declared per unit	$2.10	$2.10	$2.10	$2.12	1.94
Weighted average common units outstanding—Basic and diluted	34,364	34,132	33,787	30,073	23,379

BALANCE SHEET DATA: (at end of period)
Real estate investments, before accumulated depreciation	$1,707,619	$1,497,981	$1,420,548	$1,404,015	$1,143,111
Total assets	1,628,315	1,448,165	1,312,641	1,339,680	1,173,004
Total liabilities	1,088,800	898,319	645,664	639,967	661,002
Minority interest	—	2,425	2,425	2,425	2,425
Redeemable capital	22,012	16,752	84,681	83,497	75,527
Partners’ capital	517,503	530,669	579,871	613,791	434,050
OTHER DATA:
# of shopping centers (at end of period)	115	106	105	105	96
Gross leasable area of shopping centers (sq. ft. at end of period, in thousands)(1)	19,011	17,646	17,589	17,589	15,378
Total portfolio net operating income(2)	$144,039	$130,845	$129,950	$118,829	$108,006
Cash flows from operating activities	$64,787	$71,156	$89,154	$75,105	$50,780
Cash flows from investing activities	$(150,846)	$(44,743)	$(19,250)	$(119,448)	$(13,768)
Cash flows from financing activities	$81,501	$(23,570)	$(68,839)	$41,212	$(33,231)

(1)           Represents the total gross leasable area of all Bradley OP-owned and operated shopping center square footage.

(2)           For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 63-64.

Item 7:                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected financial data and the historical consolidated financial statements and related notes thereto.

Heritage Property Investment Trust, Inc., Bradley Operating Limited Partnership and their respective subsidiaries are separate legal entities. For ease of reference, the terms “we,” “us,” “our,” and “ours” refer to the business and properties of all these entities, unless the context indicates otherwise. Similarly, references to “Heritage” or “the Company” refer to Heritage Property Investment Trust, Inc. and its subsidiaries and references to “Bradley OP” or “the Operating Partnership” refer to Bradley Operating Limited Partnership and its subsidiaries.

Restatement Summary

In November 2005, Bradley OP amended and restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31 and June 30, 2005. Those amendments were made to correct an error pertaining to the unrecorded effects of certain stock options previously granted to Thomas C. Prendergast, Heritage’s Chairman, President and Chief Executive Officer.

In 2000, Heritage entered into an employment agreement with Mr. Prendergast, which provides for Heritage to make annual grants to Mr. Prendergast of stock options. The agreement also provided for Heritage to reimburse Mr. Prendergast in cash for any taxes he would have incurred in connection with the vesting and exercise of those stock options. In October 2005, Heritage discovered that the tax-offset payment provision in respect of Mr. Prendergast’s stock options should have been accounted for as a liability in its financial statements from the moment the fair market value of its stock exceeded the exercise price of the options. Additionally, this liability also should have caused Heritage to expense the intrinsic value of Mr. Prendergast’s stock options on a variable basis.

To correct the error, Heritage restated its financial statements for the years ended December 31, 2004 and 2003, and the quarterly periods ended March 31, 2005 and June 30, 2005, to record a liability and to recognize compensation expense, a component of general and administrative expense, associated with the tax-offset provision. Heritage allocates 100% of its general and administrative expense to its subsidiaries, including costs associated with Bradley OP. During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65%, and 66%, respectively, of these costs to Bradley OP. As the sole stockholder of Bradley OP’s general partner, Heritage determined that Bradley OP was likewise required to amend and restate its financial statements and other financial information for the fiscal years ended December 31, 2004 and 2003, and the quarterly periods ended March 31, 2005 and June 30, 2005, to reflect additional general and administrative expense allocated to Bradley OP by Heritage as a result of the tax-offset provision.

On November 14, 2005, Bradley OP filed an amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to restate its previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003, and an amendment to its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005, to restate its unaudited quarterly financial statements for those quarterly periods.

On December 30, 2005, Mr. Prendergast’s employment agreement with Heritage was amended to eliminate the tax-offset provision in respect of his stock options. In consideration for his agreement to eliminate the provision, Mr. Prendergast received a one-time cash payment of $6.4 million. As a result of this amendment, in fiscal periods ending after December 31, 2005, Heritage is no longer required to record a liability relating to the tax-offset provision on these stock options and Mr. Prendergast’s stock options are no longer subject to variable accounting treatment. See Note 2 to the Consolidated Financial Statements of this Form 10-K for a summary of the restatement and the accounting impact of the elimination of the tax-offset provision.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.” We are one of the nation’s largest owners of neighborhood and community shopping centers. As of December 31, 2005, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of GLA, of which approximately 28.7 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.4% leased as of December 31, 2005.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or “Heritage OP”, and Bradley OP. Bradley OP is a Delaware limited partnership and is the primary entity through which Heritage conducts its operations in the Midwest. As of December 31, 2005, Bradley OP and its subsidiaries owned 115 shopping centers, located in 24 states and totaling approximately 19.0 million square feet of Company-owned GLA.

Our operating strategy is to own (directly or indirectly through joint ventures) and manage a quality portfolio of community and neighborhood shopping centers that will provide stable cash flow and investment returns. Our focus is to own primarily grocer- and multi-anchored centers with a diverse tenant base in attractive geographic locations with strong demographics and growth prospects. We derive substantially all of our revenues from rentals and recoveries received from tenants under existing leases on our properties. Our operating results therefore depend primarily on our tenants’ ability to pay rent.

Generally, we do not expect our net operating income to deviate significantly in the short-term. This is because our leases with our tenants provide us a stable cash flow over the long-term. In addition, other than in circumstances such as higher than anticipated snow removal costs, utility expenses or real estate taxes, our operating expenses generally remain predictable.

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. The retail sector continues to change as a result of industry consolidation. This consolidation has created an excess of available retail space and increased competition for that space. We believe the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics and growth prospects, provides a relatively stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles. This stability is due to the fact that consumers still need to purchase food and other goods found at grocers and other retailers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy. The first part of our growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. In 2006, we anticipate that we will experience lower growth in net operating income within our existing portfolio than in the past two years as a result of higher vacancy and lower growth rental rates at certain properties located primarily in the Midwest.

We believe that some of these properties continue to meet our long-term ownership criteria. We expect significant leasing activity to occur at these properties in 2006, although this activity is not likely to have a positive impact on our performance until late 2006 or early 2007. We also may incur higher revenue enhancing capital expenditures, such as tenant improvements and leasing commissions, than in prior periods, as we re-let vacant space at these centers.

In other instances, we have concluded that some properties do not meet our long-term ownership criteria as a result of their location, size or tenant mix. In the near future, we intend to dispose of these properties, allowing us to improve the overall quality of our portfolio and take advantage of favorable market conditions. In January 2006, we finalized an agreement to sell eight such properties located in Nebraska and South Dakota, and we are actively working toward disposing of other assets that fit this category.

The disposition of shopping center properties pursuant to our capital recycling program may lead to short-term decreases in our net income. However, we intend to offset any such decreases by re-investing the cash proceeds received in connection with such sales. We may use these cash proceeds to grow our existing portfolio either by direct acquisition or through future joint ventures or to fund development or redevelopment commitments. We may also use those proceeds to improve the quality of our balance sheet, such as by reducing our outstanding indebtedness, or to buyback shares of our common stock pursuant to our stock buyback program.

In connection with our capital recycling program, we may sell a property at a price that is less than the net book value of that property in our financial statements. In connection with a sale of a property, we may also prepay existing mortgage indebtedness on a property and incur a prepayment penalty in connection with that prepayment. In those circumstances, we may incur significant losses and expenses that could negatively and materially impact our financial results.

The second part of our growth strategy is to focus on achieving external growth through the expansion of our portfolio. We continue to pursue targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. In recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties. The low cap rate environment and reduced costs of funds have further served to dramatically increase prices paid for shopping center properties, which has adversely affected our ability to acquire new properties. We expect these conditions to persist for the foreseeable future.

To increase access to potential acquisitions and alternative sources of capital to fund future acquisitions, we have been pursuing, and will continue to pursue, joint venture arrangements with institutional investors and third party developers. In February 2006, we reached a tentative agreement to establish a capital raising joint venture platform involving a contribution of certain of our existing assets, in return for cash and a membership interest in the joint venture. If completed, this joint venture will enable us to increase our sources of capital and our ability to pursue high quality acquisitions. The contribution of shopping center properties to the joint venture will represent a disposition of property, which may lead to short-term decreases in our net operating income. We expect that a substantial amount of our future acquisition activity will be completed through joint ventures.

During the past few years, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company, and unanticipated severance costs. In particular, we have incurred higher costs associated with our review of our internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act.

As described above under “Restatement Summary,” we have also incurred additional unanticipated compensation expense to reflect the effect of the presence and elimination of the tax-offset provision contained in the employment agreement between Heritage and Thomas C. Prendergast, its Chairman, President and Chief Executive Officer, relating to certain stock options granted to Mr. Prendergast. In addition, we have incurred significant costs associated with the restatement of our historical financial statements relating to the tax-offset provision, including unanticipated professional fees (primarily, legal and accounting) and Board meeting costs.

While there can be no assurance, in 2006, we anticipate a significant reduction in our general and administrative expenses, particularly in the amount of incentive compensation to be paid to our senior management.

We currently expect to incur additional debt in connection with future acquisitions. As of December 31, 2005, we had $1.5 billion of indebtedness, of which approximately $828.0 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with acquisitions, particularly acquisitions made through joint ventures, we intend to finance our operations and growth in the future primarily through borrowings under our line of credit facility, unsecured private or public debt offerings or by additional equity offerings.

Critical Accounting Policies

We have identified the following critical accounting policies that affect our more significant estimates and judgments used in the preparation of Bradley OP’s financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable and real estate investments and asset impairment. We state these critical accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

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

We must estimate the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

Real Estate Investments

At our formation in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley in September 2000 and other acquisitions since our formation, are recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred. Thus, we must make judgments as to whether an expenditure will materially extend the useful life of a real estate investment and be capitalized, or rather, immediately expensed as a repair.

The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	10-15 years
Buildings and improvements	20-39 years
Tenant improvements	Shorter of useful life or term of related lease

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to our properties. These assessments have a direct impact on our net income because if we were to shorten the expected useful life of our properties or improvements, we would depreciate them over fewer years, resulting in higher depreciation expense and lower net income on an annual basis during these periods.

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

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The “as-if-vacant” value is then allocated among land, land improvements, building, and building improvements based on Bradley OP’s estimate of replacement costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its impact on amortization expense is estimated to be immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Investments in Joint Ventures

Upon entering into a joint venture agreement, Bradley OP assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”). As of December 31, 2005, Bradley OP had one investment in a joint venture that is a variable interest entity of which Bradley OP has determined that it is the primary beneficiary, as defined by FIN No. 46R. This investment is therefore consolidated in the accompanying consolidated financial statements of Bradley OP included in Item 8 of this Annual Report.

Bradley OP accounts for its investments in joint ventures that are not deemed to be variable interest entities pursuant to Accounting Principles Board (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”). As of December 31, 2005, Bradley OP accounted for its two unconsolidated joint ventures under the equity method of accounting, because the Operating Partnership does not control these entities, despite having the ability to exercise significant influence over them. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheet, and the Operating Partnership’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in (Loss) Income From Unconsolidated Joint Ventures. The Operating Partnership’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Operating Partnership recognizes fees received from joint ventures relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Results of Operations

Between January 1, 2003 and December 31, 2005, Bradley OP increased its total portfolio of properties (after reflecting dispositions) (“Total Portfolio”) from 105 properties to 115 properties and from 17.6 million Company-owned GLA to 19.0 million Company-owned GLA. As a result of this growth of Bradley OP’s Total Portfolio, the financial data presented below show significant changes in revenues and expenses from period-to-period attributable to these acquisitions. In order to provide an additional meaningful comparison of results for the years ended December 31, 2005, 2004, and 2003, we present below changes in operating results with respect to those properties that Bradley OP owned for each period compared (we refer to this comparison as Bradley OP’s “Same Property Portfolio” for the applicable period) as well as with respect to Bradley OP’s Total Portfolio. For a discussion of the consolidated results of operations of Heritage and its subsidiaries, including Bradley OP, for the year ended December 31, 2005 and 2004, see Heritage’s Quarterly Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

In addition, amounts classified as discontinued operations in the accompanying consolidated financial statements are excluded from the Total Portfolio information. In 2004, Bradley OP completed the partial disposition of a property. Amounts related to the portion of this property disposed, consisting of $0.6 million  for the year ended December 31, 2004  are included in the Total Portfolio as the sale of the portion of the property was not considered to be a discontinued operation. However those operations are excluded from the Same Property Portfolio.

As discussed in the beginning of this section under the heading, “Restatement Summary,” Bradley OP previously restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarterly periods in the fiscal year ended December 31, 2004, as well as the quarterly periods ended March 31, 2005 and June 30, 2005. The information below reflects the impact of that restatement.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

The following table shows selected operating information for Bradley OP’s Total Portfolio and for the 103 properties acquired prior to January 1, 2004 that remained in the Total Portfolio through December 31, 2005, which constitute the Same Property Portfolio for the years ended December 31, 2005 and 2004.

	Same Property Portfolio				Total Portfolio
	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change
Revenue:
Rentals	$137,644	$136,993	$651	0.5%	$149,103	$138,622	$10,481	7.6%
Percentage rent	1,732	1,975	(243)	(12.3)%	1,733	2,133	(400)	(18.8)%
Recoveries	48,685	45,784	2,901	6.3%	52,223	46,152	6,071	13.2%
Other property	2,294	1,297	997	76.9%	2,213	1,299	914	70.4%
Total revenue	190,355	186,049	4,306	2.3%	205,272	188,206	17,066	9.1%
Expenses:
Property operating expenses	27,108	26,611	497	1.9%	28,584	26,765	1,819	6.8%
Real estate taxes	29,920	30,312	(392)	(1.3)%	32,649	30,596	2,053	6.7%
Net operating income (*)	$133,327	$129,126	$4,201	3.3%	144,039	130,845	13,194	10.1%
Add:
Interest, other, and joint venture fee income					332	374	(42)	(11.2)%
Gain on sale of real estate investment					—	28	(28)	(100.0)%
Equity in (loss) income from unconsolidated joint ventures					(77)	86	(163)	(189.5)%
Income from discontinued operations					—	1,502	(1,502)	(100.0)%
Deduct:
Depreciation and amortization					59,124	50,526	8,598	17.0%
Interest					49,687	39,048	10,639	27.2%
General and administrative					19,694	17,617	2,077	11.8%
Preferred distributions					—	2,176	(2,176)	(100.0)%
Net income attributable to common shareholders					$15,789	$23,468	$(7,679)	(32.7)%

*                     For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 63-64.

The following discussion of our results of operations for the years ended December 31, 2005 and 2004 relates to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily as a result of:

•       an increase of approximately $10.3 million due to ten properties acquired after January 1, 2004, partially offset by a $0.4 million decrease related to a 2004 partial property disposition; and

•       on a Same Property Portfolio basis, an increase of $0.7 million primarily as a result of a $1.1 million increase in minimum rent attributable to increased occupancy and leases and rollovers of existing tenants at higher rental rates. The increase in rental revenue was partially offset by a $0.4 million increase in the provision for doubtful accounts due to increased reserves associated with higher outstanding accounts receivable balances.

Percentage Rent.   Percentage rent decreased primarily as a result of:

•       a decrease of $0.2 million related to a 2004 partial property disposition; and

•       on a Same Property Portfolio basis, a decrease of $0.2 million primarily due to lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $3.2 million due to ten properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $2.9 million primarily as a result of an increase in property operating recovery income, which increased as a result of an increase in recovery rates due to higher occupancy.

Other Property Income.   Other property income increased primarily as a result of an additional $1.1 million of tax incentive financing income received at one of Bradley OP’s shopping centers.

Expenses

Property Operating Expenses.   Property operating expenses increased due to the following:

•       an increase of $1.3 million due to ten properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, an increase of $0.5 million primarily due to a $0.9 million increase in snow removal costs, partially offset by a $0.2 million decrease in insurance costs and a $0.2 million decrease in repair and maintenance expense.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $2.4 million due to ten properties acquired after January 1, 2004; and

•       on a Same Property Portfolio basis, a decrease of $0.4 million primarily due to decreased valuations assessed for certain properties primarily located in Indiana and Illinois as well as an increase in capitalized real estate tax expense associated with redevelopment projects.

Other

Interest, other, and joint venture fee income.   Interest, other, and joint venture fee income remained relatively flat for 2005 as compared with 2004.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment decreased as the result of Bradley OP not having sold any real estate investments during the year ended December 31, 2005.

Equity in (Loss) Income from Unconsolidated Joint Ventures.   Equity in (loss) income from unconsolidated joint ventures decreased $0.2 million due to a net loss allocated to Bradley OP from its unconsolidated joint ventures.

Income from Discontinued Operations.   Income from discontinued operations decreased as a result of Bradley OP not having disposed of any properties during the year ended December 31, 2005, as compared to two properties disposed of during fiscal year 2004, excluding the partial disposition, which was not considered a discontinued operation.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $10.6 million primarily as a result of an increase in overall indebtedness of $194.9 million from December 31, 2004 to December 31, 2005 as well as higher interest rates. This increase was primarily due to indebtedness incurred in connection with the acquisition of properties. Bradley OP’s weighted average effective interest rate was 5.59% at December 31, 2005 as compared with 5.38% at December 31, 2004.

General and Administrative Expenses.   Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the years ended December 31, 2005 and 2004, Heritage allocated approximately 63% of these remaining costs to Bradley OP.

Bradley OP’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $2.1 million from December 31, 2005 compared to December 31, 2004.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $3.2 million, which included $0.8 million of professional costs, primarily legal and accounting, incurred in 2005 due to the restatement of prior financial statements, partially offset by a decrease of $1.3 million in stock option expense related to variable accounting of certain stock options (as discussed in the “Restatement Summary” above). The tax-offset provision and intrinsic value of these stock options decreased $2.9 million in the year ended December 31, 2005 compared with December 31, 2004 due to a greater decrease in the Company’s stock price during that time period. This decrease was partially offset by an increase in expense of $1.6 million related to the payment and related taxes associated with amending the employment agreement to eliminate the tax-offset provision in respect of these stock options.

After consideration of the non-recurring items related to the restatement of prior financial statements as described above, the net $3.7 million increase in general and administrative expenses is primarily due to:

•       an increase of $1.9 million primarily due to an increase in stock compensation and $0.5 million due to higher payroll costs associated with a larger workforce. The increase in stock compensation expense is primarily due to the amortization of four grants of performance based shares in the year ended December 31, 2005 as compared with the amortization of three grants of performance based shares in the year ended December 31, 2004;

•       an increase in office related costs of $0.6 million primarily due to increased recruiting costs and higher office expenses due to a larger workforce;

•       an increase in advertising and related costs of $0.4 million primarily due to increased corporate promotions and other advertising costs; and

•       an increase of $0.3 million in board compensation due to increased compensation to board members and greater number of meetings of the board of directors and board committees.

Preferred Distributions.   Preferred distributions decreased as a result of Bradley OP redeeming all of its Series B and C Preferred Units in the first and third quarters of 2004, respectively.

Comparison of the year ended December 31, 2004 to year ended December 31, 2003

The table below shows selected operating information for Bradley OP’s Total Portfolio and the 103 properties acquired prior to January 1, 2003 that remained in the Total Portfolio through December 31, 2004, which constitute the Same Property Portfolio for the years ended December 31, 2004 and 2003.

	Same Property Portfolio				Total Portfolio
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
Revenue:
Rentals	$136,982	$137,955	$(973)	(0.7)%	$138,622	$138,705	$(83)	(0.1)%
Percentage rent	1,975	2,262	(287)	(12.7)%	2,133	2,358	(225)	(9.5)%
Recoveries	45,793	43,764	2,029	4.6%	46,152	43,756	2,396	5.5%
Other property	1,298	1,240	58	4.7%	1,299	1,242	57	4.6%
Total revenue	186,048	185,221	827	0.4%	188,206	186,061	2,145	1.2%
Expenses:
Property operating expenses	26,610	26,977	(367)	(1.4)%	26,765	26,977	(212)	0.8%
Real estate taxes	30,312	29,134	1,178	4.0%	30,596	29,134	1,462	5.0%
Net operating income (*)	$129,126	$129,110	$16	0.0%	130,845	129,950	895	0.7%
Add:
Interest, other, and joint venture fee income					374	36	338	938.9%
Gain on sale of real estate investment					28	—	28	100.0%
Equity in income from unconsolidated joint ventures					86	—	86	100.0%
Income from discontinued operations					1,502	615	887	144.2%
Deduct:
Depreciation and amortization					50,526	47,973	2,553	5.3%
Interest					39,048	33,030	6,018	18.2%
General and administrative					17,617	14,562	3,055	21.0%
Preferred distributions					2,176	6,656	(4,480)	(67.3)%
Net income attributable to common shareholders					$23,468	$28,380	$(4,912)	17.3%

*                     For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to a GAAP measure, see pages 63-64.

The following discussion of our results of operations for the years ended December 31, 2004 and 2003 relates to the Total Portfolio, except where otherwise noted.

Rental Revenue.   Rental revenue, including termination fee income, decreased primarily as a result of:

•       an increase of approximately $1.2 million due to three properties acquired after January 1, 2003, partially offset by a $0.2 million decrease related to the 2004 partial property dispositions; and

•       on a Same Property Portfolio basis, an decrease of $1.0 million, primarily the result of a decrease in minimum rent of $2.0 million offset by a $0.9 million decrease in the provision for allowance for doubtful accounts. The decrease in minimum rent is due to a decrease of $2.0 million from termination fee income. A lower provision was required for the year ended December 31, 2004 as compared with the year ended December 31, 2003 as a result of a decrease in large tenant bankruptcies.

Percentage Rent.   Percentage rent decreased primarily as a result of:

•       an increase of $0.1 million related to the 2004 partial property dispositions; and

•       on a Same Property Portfolio basis, a decrease of $0.3 million primarily due to the loss of three anchor tenants with significant percentage rent components as well as the uncertainty of realization that certain tenant sales thresholds have been met.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $0.4 million due to three properties acquired after January 1, 2003, and

•       on a Same Property Portfolio basis, an increase of $2.0 million primarily due to an overall increase in property operating expense recovery income and other reimbursement income of $0.9 million, an increase in real estate tax recovery income of $0.8 million, and a decrease in the provision for allowance for doubtful accounts of $0.4 million. Property operating expense recovery income increased primarily as a result of an increase in the property operating expense recovery rates due to true-ups related to the annual reconciliation process offset by a decrease in reimbursable property operating expenses. Real estate recovery income increased primarily as a result of an increase in real estate tax expense as well as an increase in the real estate tax expense recovery rates due to true-ups related to an improved annual reconciliation process.

Expenses

Property Operating Expenses.   Property operating expenses decreased due to the following:

•       an increase of $0.2 million due to three properties acquired after January 1, 2003; offset by

•       on a Same Property Portfolio basis, a decrease of $0.4 million primarily as a result of a $0.5 million lease buy-out expense recorded in the prior year and a $0.3 million decrease in insurance expense. These decreases were partially offset by a $0.2 million increase in maintenance and supervision expense and a $0.1 million increase in utility expense.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $0.3 million due to three properties acquired after January 1, 2003; and

•       a $1.2 million increase in real estate taxes on a Same Property Portfolio basis primarily as a result of increased valuations assessed for certain properties primarily located in Indiana and Illinois.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income increased, because in 2003, Bradley OP had no investments in unconsolidated joint ventures compared to one investment in an unconsolidated joint venture in 2004.

Gain on Sale of Real Estate Investment.   Gain on sale of real estate investment increased as the result of Bradley OP having sold real estate investments during the year ended December 31, 2004.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to Bradley OP having entered into its first joint venture agreement in May 2004 with a third party developer for the development and construction of a property.

Income from Discontinued Operations.   Income from discontinued operations increased due to the gain on sale of the discontinued operations in 2004.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization increased due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $6.0 million primarily due to the issuance of $350 million of unsecured notes payable, higher average balances under our line of credit, and an increase in mortgage loans payable as a result of the assumption of debt from various property acquisitions partially offset by the repayment of $100.0 million of bonds payable. In addition, the weighted average interest rate increased slightly in 2004 as compared with 2003. The weighted average effective interest rate was 5.38% at December 31, 2004 as compared with 5.09% at December 31, 2003.

General and Administrative Expenses.   Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the years ended December 31, 2004 and 2003, Heritage allocated approximately 63% and 65%, respectively, of these remaining costs to Bradley OP.

Bradley OP’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $3.1 million from December 31, 2004 compared to December 31, 2003.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $4.5 million. This increase was primarily due to:

•       an increase of $1.2 million in stock compensation costs due to an increase in the intrinsic value of certain variable stock options. The intrinsic value increased due to a greater increase in our stock price during the year ended December 31, 2004 as compared with year ended December 31, 2003;

•       an increase of $1.1 million in other stock compensation expense and $0.4 million due to higher payroll costs associated with a larger workforce. The increase in stock compensation expense is primarily due to the amortization of three annual grants of performance based restricted shares in the year ended December 31, 2004 as compared with the amortization of two annual grants of performance based restricted shares in the year ended December 31, 2003;

•       an increase of $1.5 million in salary and incentive compensation expense due to a larger workforce, including the retention of two additional senior officers responsible for joint venture initiatives and as corporate counsel, and the replacement of stock options to be issued to senior management by the issuance of additional restricted shares of substantially equal value;

•       an increase of $0.9 million in office rent due to the Company’s relocation of its corporate office in February 2004; and

•       an increase of $0.5 million in expenses associated with being a public company, including compliance with the Sarbanes-Oxley Act; and

•       an increase of $0.4 million in office expenses primarily due to expenses related to the relocation of the corporate office as well as increased consulting fees.

These increased costs were partially offset by $1.3 million less severance costs for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

Preferred Distributions.   Preferred distributions decreased as a result of the Operating Partnership redeeming all of its Series B and C Preferred Units in the first and third quarters of 2004, respectively.

Liquidity and Capital Resources

We generally do not maintain significant cash or cash equivalent balances. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.

Therefore, as a general matter, we meet our liquidity needs from cash generated from operations and external sources of capital.

At December 31, 2005, Heritage had $1.5 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.18% with an average maturity of 4.2 years. As of December 31, 2005, our market capitalization was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 47.6%.

At December 31, 2005, Bradley OP had $1.0 billion of indebtedness, including the full balance of amounts outstanding under the related party line of credit facility and bridge loan. This indebtedness had a weighted average interest rate of 5.59% with an average maturity of 4.03 years.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $9.7 million, or $0.34 per square foot, for the year ended December 31, 2005, of which, approximately $5.0 million, or $0.28 per square foot, related to properties within the Bradley OP portfolio. We have also incurred and expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

We believe that we qualify and we intend to continue to qualify as a REIT under Sections 856-860 of the Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to stockholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions in order to meet these distribution requirements, and we may need to borrow funds, most likely under our line of credit, to pay distributions in the future.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Heritage’s cash flows provided by operating activities increased to $124.4 million for the year ended December 31, 2005 from $123.0 million for the year ended December 31, 2004.

There are a number of factors that could adversely affect our cash flow. The continuation of an economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or re-let space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies, increases in our overall vacancy rates or declines in rents we can charge to re-let properties upon expiration of current leases. In all of these cases, our cash flow would be adversely affected.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, the issuance of additional debt and equity securities and long-term property mortgage indebtedness. We believe these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. In addition, we also intend to pursue additional capital for acquisitions through strategic joint ventures with institutional investors. Heritage engages in financing and other transactions utilizing these sources of capital exclusively for its subsidiaries’, including Bradley OP’s, use.

There are certain factors that may have a material adverse effect on our access to capital resources, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-. All three of these rating agencies have currently stated our company’s outlook is stable. A downgrade in outlook or rating by a rating agency could occur at any time if the agency perceives adverse change in our financial condition, results of operations or ability to service our debt.

Based on our internal valuation of our properties, we believe the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of December 31, 2005. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit, bridge loan, or unsecured public notes.

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

Environmental Matters

We currently have fifteen properties in our portfolio that are undergoing, or have been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. Three of these properties are owned by Bradley OP. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have eleven properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties. Three of these properties are owned by Bradley OP.

Of the approximately fifteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. All of these contributed properties (together with eleven other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. As of December 31, 2005, we were due $0.6 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity. None of the properties owned by Bradley OP are covered by the Net Realty Holding Trust indemnity. With respect to the remaining properties cited above not covered by the Net Realty Holding Trust indemnity, no clean-up activities are currently taking place and our requisite on-going responsibilities are to monitor those properties for compliance and to determine if any remediation or other action may be required in the future. We believe that the costs of monitoring these properties are not material, individually or in the aggregate, to our financial condition and we have established reserves for such costs. Any failure to remediate the contamination at our properties properly may result in liability to federal, state or local governments for damages to natural resources or liability to third parties for property damage or personal injury and may adversely affect our ability to operate, lease or sell the contaminated property. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our properties.

Contractual Obligations and Contingent Liabilities

The following table summarizes our, including Bradley OP’s, repayment obligations under our indebtedness outstanding as of December 31, 2005 (in thousands):

Property	2006	2007	2008	2009	2010	Thereafter	Total
Mortgage loans payable:
Meridian Village Plaza(1)	$4,841	—	—	—	—	—	$4,841
*Spring Mall	8,021	—	—	—	—	—	8,021
*Southport Centre	171	9,593	—	—	—	—	9,764
*Long Meadow Commons(1)(2)	344	8,717	—	—	—	—	9,061
Innes Street Market	380	12,098	—	—	—	—	12,478
*Southgate Shopping Center	119	2,166	—	—	—	—	2,285
*Hale Road & Northern Hills	—	14,600	—	—	—	—	14,600
*Salem Consumer Square	508	563	8,731	—	—	—	9,802
*St. Francis Plaza	207	225	243	—	—	—	675
*Burlington Square(1)	209	227	243	12,724	—	—	13,403
*Crossroads III & Slater Street(1)	185	201	214	13,295	—	—	13,895
Buckingham Place(1)	69	74	79	5,054	—	—	5,276
County Line Plaza(1)	222	240	256	16,002	—	—	16,720
Trinity Commons(1)	185	200	214	13,776	—	—	14,375
8 shopping centers, cross collaterialized	1,843	1,993	2,154	72,132	—	—	78,122
*Montgomery Commons(1)	86	94	100	102	7,334	—	7,716
*Warminster Towne Center(1)	283	307	329	362	18,294	—	19,575
Clocktower Place(1)	132	144	154	171	11,838	—	12,439
545 Boylston Street and William J. McCarthy Building	711	772	838	910	30,896	—	34,127
29 shopping centers, cross collateralized	2,728	2,955	3,147	3,461	220,654	—	232,945
*The Market of Wolf Creek III(1)	98	106	113	125	135	8,042	8,619
Spradlin Farm(1)	203	219	232	253	272	15,915	17,094
*The Market of Wolf Creek I(1)	163	176	188	206	222	9,105	10,060
*Berkshire Crossing	472	503	534	571	608	11,342	14,030
*Grand Traverse Crossing	394	424	457	492	530	10,621	12,918
*Salmon Run Plaza(1)	349	381	417	456	498	2,238	4,339
*Elk Park Center	321	346	374	403	435	6,068	7,947
*Grand Traverse Crossing—Wal-Mart	179	193	208	225	156	4,034	4,995
*The Market of Wolf Creek II(1)	103	111	120	129	140	1,288	1,891
Montgomery Towne Center	393	307	335	364	396	4,866	6,661
*Bedford Grove—Wal-Mart	164	178	191	207	223	2,952	3,915
*Berkshire Crossing—Home Depot/Wal-Mart	258	278	300	324	349	4,869	6,378
Total mortgage loans payable	$24,341	58,391	20,171	141,744	292,980	81,340	$618,967
*Unsecured notes payable(3)	1,490	—	100,000	150,000	—	200,000	451,490
*Line of credit facility	—	—	328,000	—	—	—	328,000
*Bridge loan payable	50,000	—	—	—	—	—	50,000
Total indebtedness	$75,831	58,391	448,171	291,744	292,980	281,340	$1,448,457

(*)          Designates indebtedness of Bradley OP or one of its subsidiaries. Total indebtedness as of December 31, 2005 for Bradley OP and its subsidiaries was $1,013,379, which does not reflect the unamortized mortgage loan premiums totaling $7,067 related to the assumption of ten mortgage loans with above-market contractual interest rates.

(1)          The aggregate repayment amount for mortgage loans payable of $618,967 does not reflect the unamortized mortgage loan premiums totaling $11,852 related to the assumption of sixteen mortgage loans with above-market contractual interest rates.

(2)          Property is encumbered by two mortgage loans maturing in July 2007.

(3)          The aggregate repayment amount of $451,490 does not reflect the unamortized original discounts of $1,526 related to the April and October 2004 bond issuances to third parties. The related party notes payable were not issued at a discount.

As of December 31, 2005, the indebtedness described in the table above requires principal amortization and balloon payments of $75.8 million in 2006. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit. We may also refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of December 31, 2005, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$7,650	$—	$—	$—	$—	$—	$7,650
Ground leases and subleases	1,727	1,817	1,826	1,819	1,812	68,571	77,572
Office leases	1,185	1,189	1,192	1,301	1,274	4,971	11,112
Total	$10,562	3,006	3,018	3,120	3,086	73,542	$96,334

As of December 31, 2005, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$6,319	$—	$—	$—	$—	$—	$6,319
Ground leases and subleases	161	161	161	155	148	11,377	12,163
Total	$6,480	161	161	155	148	11,377	$18,482

In addition to the contractual payment obligations included above, we have various existing utility and service contracts with vendors related to our property management. We enter into these contracts in the ordinary course of business, which vary based on usage and may extend beyond one year. These contracts are generally for one year or less and include terms that provide for termination with insignificant or no cancellation penalties.

The future contractual payment obligations in the above table do not reflect the matters described below under “Off-Balance Sheet Arrangements.”  Additionally, the repayment obligations reflected in the above table do not reflect interest payments on debt. In addition, we have obligations under a retirement benefit plan, which are more fully described in Heritage’s Annual Report on Form 10-K for the year ended December 31, 2005. Funding requirements for retirement benefits after 2005 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

La Vista

Through Bradley OP’s joint venture with Westwood Development Group, the joint venture has committed to purchase two parcels of land in La Vista, Nebraska adjoining a site our joint venture already owns. The purchase is expected to occur prior to November 30, 2007, at a purchase price of $11 million, resulting in a total purchase price for all three parcels of $26 million. These parcels of land will be developed into a new 550,000 square foot shopping center expected to be completed in the second quarter of 2008. This joint venture was consolidated in Bradley OP’s financial statements as of December 31, 2005.

Off-Balance Sheet Arrangements

We do not believe that we or Bradley OP currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

However, in a few cases, we or Bradley OP have made commitments to provide funds to our existing unconsolidated joint ventures (discussed below) under certain circumstances. The commitments associated with these unconsolidated joint ventures are not reflected as liabilities on our consolidated financial statements. These existing unconsolidated joint ventures are not variable interest entities nor do we have control of these partnerships and, therefore, we account for them using the equity method of accounting.

In May 2004, Bradley OP entered into a joint venture agreement with a third party developer for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of December 31, 2005, Bradley OP does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, Bradley OP has a 50% interest in the venture and has agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in late 2006, Bradley OP may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of December 31, 2005, $17.8 million is outstanding under the construction loan. This amount is recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31, 2005 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, Bradley OP formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, we have a 25% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $14.7 million as of December 31, 2005. We have agreed to indemnify the mortgage lender for bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of December 31, 2005, the carrying value of our investment in the joint venture was approximately $1.1 million.

Bradley OP has entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process. In some cases, Bradley OP has paid deposits in connection with our joint venture entering into purchase and sale agreements with respect to such sites. In the case of projects still in the due diligence or investigative period, these deposits are either fully or partially refundable by the seller or by our joint venture partner.

Financings

Bridge Loan

On November 28, 2005, we entered into a $100 million term loan, or “bridge loan,” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two year extension. Our ability to borrow under the bridge loan is subject to our ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at December 31, 2005 was 5.09%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this bridge loan, and Bradley OP and Heritage OP have guaranteed this bridge loan. Upon entering into this bridge loan, we established a related party bridge loan with Bradley OP by advancing the proceeds from the bridge loan to Bradley OP. The terms of this related party bridge loan are substantially identical to our bridge loan and is shown as Related Party Bridge Loan on the accompanying Bradley OP December 31, 2005 balance sheet. This bridge loan is being used principally to fund growth opportunities and for working capital purposes. As of December 31, 2005, $50.0 million had been drawn under the bridge loan. The Company anticipates fully repaying the bridge loan in the second or third quarter of 2006 with the proceeds of an unsecured financing.

Line of Credit

On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this line of credit may be increased to $500 million. Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new credit facility also includes a competitive bid option that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at December 31, 2005 was 4.98%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP. The terms of this related party line of credit facility are substantially identical to our line of credit facility and is shown as Related Party Line of Credit Facility on the accompanying Bradley OP December 31, 2005 balance sheet. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of December 31, 2005, $328.0 million was outstanding under the related party line of credit facility

We believe that Heritage is  in compliance with all of the financial covenants under the bridge loan and the line of credit as of the date of this Form 10-K. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions, including for example, acquiring a portfolio of properties that is highly leveraged. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the bridge loan and the line of credit.

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

We believe we are in compliance with all applicable covenants under these indentures as of December 31, 2005.

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

Notes due 2006.   In March 2000, Bradley OP completed the offering of $75 million aggregate principal amount of its 8.875% Notes due 2006 (the “2006 Notes”). The 2006 Notes bear interest at 8.875% per year and mature on March 15, 2006. The 2006 Notes may be redeemed at any time at the option of Bradley OP, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the 2006 Notes being redeemed plus accrued interest on the 2006 Notes to the redemption date and (2) a make-whole amount, if any, with respect to the 2006 Notes that is designed to provide yield maintenance protection to the holders of these notes. In connection with the Bradley acquisition, we repurchased approximately $73.5 million of the 2006 Notes at a purchase price equal to the principal and accrued interest on the 2006 Notes as of the date of purchase, so that approximately $1.5 million of the 2006 Notes was outstanding as of December 31, 2005. We repaid the 2006 Notes upon maturity with borrowings under our line of credit.

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of December 31, 2005.

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

In December 2003, we completed a secondary public offering of our common stock and sold a total of 3,932,736 shares at a net price of $28.27 per share, resulting in net proceeds to us of $111 million. We used the net proceeds of this offering to repay outstanding indebtedness, including the indebtedness of Bradley OP.

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of our board of directors. Until September 2005, Mr. Cammarata was non-executive Chairman of the Board of TJX Companies, Inc., our largest tenant. In September 2005, Mr. Cammarata became President and Chief Executive Officer of TJX, positions he previously held. In October 2005, TJX appointed a new President, with Mr. Cammarata continuing to serve as Chief Executive Officer. Annualized base rent from the TJX Companies represents approximately 5.3% of Heritage’s total annualized base rent and 3.0% of Bradley OP’s total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, as of December 31, 2005, Heritage and Bradley OP had outstanding accounts receivable for contractual and straight-line rent of

$2.0 million and $0.7 million, respectively.  TJX pays Heritage and Bradley OP rent in accordance with 52 leases and 20 leases, respectively, at our properties.

Ahold USA

In July 1999, William M. Vaughn, III became a member of our board of directors. Until December 31, 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold USA, Inc., the parent company of Giant Foods and Stop & Shop. Mr. Vaughn is also a member of the Board of Trustees of our largest stockholder, New England Teamsters & Trucking Industry Pension Fund (“NETT”). Annualized base rent from Ahold USA and its subsidiary companies represents approximately 0.6% of Heritage’s annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, as of December 31, 2005, Heritage had outstanding accounts receivable for contractual and straight-line rent of $0.4 million. Ahold USA and its subsidiary companies pay us rent in accordance with 3 leases at our properties. None of Ahold USA’s leases related to Bradley OP’s Portfolio.

A.C. Moore

In June 2004, Michael J. Joyce became a member of our board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts. Annualized base rent from A.C. Moore represents 0.2% of Heritage’s total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, as of December 31, 2005, Heritage had outstanding accounts receivable for contractual and straight-line rent of $0.1 million. A.C. Moore pays us rent in accordance with 3 leases at our properties. None of A.C. Moore’s leases related to Bradley OP’s Portfolio.

131 Dartmouth Street Joint Venture

In November 1999, Heritage entered into a joint venture with an affiliate of NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by the affiliate of NETT and 6% by Heritage. Heritage was issued this interest as part of a management arrangement with the joint venture pursuant to which we manage the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. Heritage accounts for our interest in this joint venture using the cost method and has not expended any amounts on the office building through December 31, 2005.

In February 2004, Heritage entered into an eleven-year lease with its joint venture with NETT for approximately 31,000 square feet of space at 131 Dartmouth Street and moved its corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, Heritage began paying rent to the joint venture in February 2005. Heritage pays an average of $1.2 million per year in minimum rent annually. We believe that the rent payable under this lease is consistent with market rates.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 34, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

Recourse Loan Guarantees

In addition to our unsecured line of credit and unsecured debt securities we and Bradley OP have issued, we have fully guaranteed the repayment of a $22 million construction loan obtained by our Lakes Crossing joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension).

Non-Recourse Loan Guarantees

In connection with the Bradley acquisition, we entered into a special securitized facility with Prudential Mortgage Capital Corporation (“PMCC”) pursuant to which $244 million of collateralized mortgage-backed securities were issued by a trust created by PMCC. The trust consists of a single mortgage loan due from a subsidiary we created, Heritage SPE LLC, to which we contributed 29 of our properties. This loan is secured by all 29 properties we contributed to the borrower.

In connection with the securitized financing with PMCC, we entered into several indemnification and guaranty agreements with PMCC under the terms of which we agreed to indemnify PMCC for various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by us to Heritage SPE LLC.

We also have agreed to indemnify other mortgage lenders for bad acts and environmental liabilities in connection with other mortgage loans that we have assumed.

Inflation

Inflation has had a minimal impact on the operating performance of our properties. However, many of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above pre-determined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. These escalation clauses often are at fixed rent increases or indexed escalations (based on the consumer price index or other measures). Many of our leases are also for terms of fewer than ten years, which permits us to seek to increase rents to market rates upon renewal. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. We believe this reduces our exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Currently, we account for share-based compensation in accordance with APB Opinion No. 25 and related Interpretations. We are required to account for share-based compensation to employees in accordance with SFAS No. 123R on a modified prospective basis beginning January 1, 2006. Under the modified prospective basis, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We do not expect the adoption of SFAS No. 123R to have a material impact on Heritage or Bradley OP’s results of operations, financial position, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN No. 47 is effective for the fiscal year ended December 31, 2005. The adoption of FIN No. 47 did not have a material effect on Heritage or Bradley OP’s consolidated results of operations, financial position, or liquidity.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on Heritage or Bradley OP’s financial condition and results of operations, financial position, or liquidity.

In September 2005, the Emerging Issues Task Force issued Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, (“EITF No. 04-5”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The adoption of EITF No. 04-5 did not have a material impact on Heritage or Bradley OP’s financial condition and results of operations, financial position, or liquidity.

Net Operating Income

Net operating income, or “NOI,” is a non-GAAP financial measure equal to net income available to common shareholders (the most directly comparable GAAP financial measure), plus income allocated to minority interests in Bradley OP, general and administrative expense, depreciation and amortization, and interest expense, less income from discontinued operations, and interest, other, and joint venture fee income.

We use NOI internally, and believe NOI provides useful information to investors, as a performance measure in evaluating the operating performance of our real estate assets. This is because NOI reflects only those income and expense items that are incurred at the property level and excludes certain components from net income in order to provide results that more closely relate to a property’s results of operations. Our presentation of NOI may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to obtain a clear understanding of our operating results, NOI should be examined in conjunction with net income as presented in our consolidated financial statements.

NOI should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following sets forth a reconciliation of Bradley OP’s NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unitholders (excluding NOI attributable to Heritage and its other subsidiaries). As described in the “Restatement Summary” at the beginning of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, Bradley OP restated its financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarters therein, as well as for the quarterly periods ended March 31, 2005 and June 30, 2005. This restatement adjusted Bradley OP’s net income. The following table reflects the impact of those restated historical financial statements (in thousands):

	Years ended December 31,
	2005	2004	2003	2002	2001
Net operating income	$144,039	$130,845	$129,950	$118,829	$108,006
Add:
Interest and other	332	374	36	58	132
Equity in (loss) income from unconsolidated subsidiaries	(77)	86
Gains on sales of real estate investments	—	28	—	—	—
Income from discontinued operations	—	532	615	755	784
Gains on sales of discontinued operations	—	970	—	—	—
Net derivative gains	—	—	—	—	986
Deduct:
Depreciation and amortization	59,124	50,526	47,973	42,964	39,033
Interest	49,687	39,048	33,030	35,537	47,102
General and administrative	19,694	17,617	14,562	15,324	8,256
Loss on prepayment of debt	—	—	—	4,215	—
Net derivative losses	—	—	—	7,766	—
Net income	15,789	25,644	35,036	13,836	15,517
Deduct:
Preferred stock distributions	—	2,176	6,656	6,656	6,656
Net income attributable to common unitholders	$15,789	$23,468	$28,380	$7,180	$8,861

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

The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of December 31, 2005 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2006	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$23,869	$57,888	$19,637	$141,173	$292,372	$69,998	$604,937	7.30%
Variable rate	472	503	534	571	608	11,342	14,030	6.29%
Unsecured Debt:
Fixed rate	1,490	—	100,000	150,000	—	200,000	451,490	5.66%
Variable rate	50,000	—	328,000	—	—	—	378,000	4.99%
Total	$75,831	$58,391	$448,171	$291,744	$292,980	$281,340	$1,448,457	6.18%

(1)          The aggregate repayment amount of $1,448,457 does not reflect the unamortized mortgage loan premiums totaling $11,852 related to the assumption of sixteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,526 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at December 31, 2005 increase by 10%, or 50 basis points, the increase in interest expense would decrease future earnings and cash flows by $2.0 million annually.

The following table presents Bradley OP’s fixed rate debt obligations, at their carrying values, sorted by maturity date and Bradley OP’s variable rate debt obligations sorted by maturity date (in thousands):

	2006	2007	2008	2009	2010	2011+	Total(1)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$12,162	$38,886	$12,228	$29,050	$28,316	$49,217	$169,859	6.66%
Variable rate	472	503	534	571	608	11,342	14,030	6.29%
Unsecured Debt:
Fixed rate	1,490	—	100,000	150,000	—	200,000	451,490	5.66%
Variable rate	50,000	—	328,000	—	—	—	378,000	4.99%
Total	$64,124	$39,389	$440,762	$179,621	$28,924	$260,559	$1,013,379	5.59%

(1)          The aggregate repayment amount of $1,013,379 does not reflect the unamortized mortgage loan premiums totaling $7,067 related to the assumption of ten mortgage loans with above-market contractual interest rates.

If market rates of interest on Bradley OP’s variable rate debt outstanding at December 31, 2005 increase by 10%, or 50 basis points, the increase in interest expense would decrease future earnings and cash flows by $2.0 million annually.

During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2005 in relation to total assets and our total market capitalization.

Item 8:                       Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page F-1 of this Form 10-K

Item 9:                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:               Controls and Procedures

As discussed elsewhere in this report, Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage OP and Bradley OP. Although Bradley OP is a separate legal entity, Heritage generally manages the affairs of Bradley OP on a combined basis with Heritage’s other subsidiaries and the management of Bradley OP is the same as the management of Heritage. Accordingly, for purposes of this Item 9A, all references to management refer to both Heritage’s and Bradley OP’s management.

(a) Restatement

On October 17, 2005, Heritage determined that its previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and for each of the quarterly periods therein, and for the quarterly periods ended March 31, 2005 and June 30, 2005, needed to be restated to correct an error discovered by Heritage’s management. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, Heritage’s Chairman, President and Chief Executive Officer. As a result of the error, Heritage, on November 9, 2005 restated its historical financial statements to record a liability and to recognize compensation expense, a component of general and administrative expense, related to the effects of the tax-offset provision and to reflect variable accounting for the stock options subject to the tax-offset provision.

Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For this reason, Bradley OP’s general partner (of which Heritage is the sole stockholder), determined that Bradley OP must also restate its historical financial statements to reflect additional general and administrative expense from the amounts previously reported as a result of the tax-offset provision. See Note 2 to the Consolidated Financial Statements of this Form 10-K for a summary of this restatement.

(b) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the combined disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) of Heritage and its subsidiaries, including those controls specific to Bradley OP, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(c) Changes in Internal Control over Financial Reporting

In connection with the restatement described above, under the direction of our Chief Executive Officer and Chief Financial Officer, during the fourth quarter of 2005, our management reevaluated our disclosure controls and procedures as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission on Internal Control—Integrated Framework. During the course of this reevaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2004 due to a material weakness in internal control over financial reporting with respect to our accounting for significant compensation arrangements, such as executive employment and severance agreements and stock-based compensation plans.

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

To remediate the material weakness described above, during the fourth quarter of 2005, we enhanced our review procedures over the accounting for significant compensation arrangements. These enhanced review procedures include the formal review and written determination by our internal accounting staff prior to adoption and implementation of the accounting for all significant compensation arrangements. As of the date of this Form 10-K, Heritage has designed and implemented controls over the review of significant compensation arrangements to ensure that the accounting and reporting of such arrangements are in accordance with U.S. generally accepted accounting principles and in a manner that has remediated the material weakness in Heritage’s internal control over financial reporting as of December 31, 2005. As a result of the common management and controls environment of Heritage and Bradley OP, the remediation of Heritage’s material weakness resulted in the remediation of Bradley OP’s material weakness.

Item 9B:              Other Information

None.

PART III

Note: Heritage Property Investment Trust, Inc. is the sole stockholder of the sole general partner of Bradley Operating Limited Partnership. Information with respect to the directors and officers of Heritage Property Investment Trust, Inc. is contained in various portions of Heritage Property Investment Trust, Inc.’s Proxy Statement for its 2006 Annual Meeting of Stockholders and is incorporated herein (as set forth below) pursuant to the provisions of General Instruction G(1) to Form S-K and Rule 12b-23.

Item 10:                Directors and Executive Officers of the Registrant

Except as set forth below, the information contained in the sections captioned “Proposal One: Election of Directors,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Heritage Property Investment Trust, Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

No directors or officers of Heritage Property Investment Trust, Inc. beneficially own any LP Units.

Item 11:                Executive Compensation

The information contained in the sections captioned “Proposal One: Election of Directors” and “Executive Compensation” of Heritage Property Investment Trust, Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Heritage Property Investment Trust, Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13:                Certain Relationships and Related Transactions

The information contained in the section captioned “Certain Relationships and Related Transactions” of Heritage Property Investment Trust, Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14:                Principal Accounting Fees and Services

The information contained in the section captioned “Principal Accounting Fees and Services” of Heritage Property Investment Trust, Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

(1)          Incorporated by reference to Heritage Property Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-69118).

(2)          Incorporated by reference to Heritage Property Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(3)          Incorporated by reference to Heritage Property Investment Trust, Inc.’s and the Registrant’s Registration Statement on Form S-4 (File No. 333-116298)

(4)          Incorporated by reference to Heritage Property Investment Trust, Inc.’s and the Registrant’s Registration Statement on Form S-4 (File No. 333-121578)

(5)          Incorporated by reference to Heritage Property Investment Trust, Inc.’s Current Report on Form 8-K filed on March 30, 2005.

Reports on Form 8-K.

On October 21, 2005, Bradley OP filed a Current Report on Form 8-K announcing its plan to restate certain prior financial statements.

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

Dated: March 30, 2006

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS C. PRENDERGAST	President and Chief Executive Officer,	March 30, 2006
Thomas C. Prendergast	Director (principal executive officer)
/s/ DAVID G. GAW	Senior Vice President, Chief Financial	March 30, 2006
David G. Gaw	Officer and Treasurer (principal financial officer)
/s/ PATRICK H. O’SULLIVAN	Vice President, Finance and	March 30, 2006
Patrick H. O’Sullivan	Accounting and Assistant Treasurer (principal accounting officer)
/s/ JOSEPH L. BARRY	Director	March 30, 2006
Joseph L. Barry
/s/ BERNARD CAMMARATA	Director	March 30, 2006
Bernard Cammarata
/s/ RICHARD C. GARRISON	Director	March 30, 2006
Richard C. Garrison

/s/ MICHAEL J. JOYCE	Director	March 30, 2006
Michael J. Joyce
/s/ DAVID W. LAUGHTON	Director	March 30, 2006
David W. Laughton
/s/ KEVIN C. PHELAN	Director	March 30, 2006
Kevin C. Phelan
/s/ KENNETH K. QUIGLEY, JR.	Director	March 30, 2006
Kenneth K. Quigley, Jr.
/s/ RICH REARDON	Director	March 30, 2006
Rich Reardon
/s/ WILLIAM M. VAUGHN III	Director	March 30, 2006
William M. Vaughn III
/s/ ROBERT J. WATSON	Director	March 30, 2006
Robert J. Watson

BRADLEY OPERATING LIMITED PARTNERSHIP

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Heritage Property Investment Trust, Inc.
and Unitholders of Bradley Operating Limited Partnership:

We have audited the accompanying consolidated balance sheets of Bradley Operating Limited Partnership and subsidiaries (the Operating Partnership), a majority-owned subsidiary of Heritage Property Investment Trust, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III listed in the accompanying index to consolidated financial statements and financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
March 27, 2006

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Dollars in thousands, except for unit data)

	December 31,
	2005	2004
Assets
Real estate investments, net	$1,465,599	$1,317,200
Cash and cash equivalents	—	4,558
Accounts receivable, net of allowance for doubtful accounts of $6,234 and $5,626 at December 31, 2005 and 2004, respectively	32,755	25,609
Intercompany advances	78,302	66,021
Prepaids and other assets	11,718	10,710
Investment in unconsolidated joint venture	5,211	3,406
Deferred financing and leasing costs	34,730	20,661
Total assets	$1,628,315	$1,448,165
Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$190,956	$178,040
Unsecured notes payable	101,490	101,490
Line of credit facility	—	196,000
Related party line of credit facility	328,000	—
Related party bridge loan payable	50,000	—
Related party notes payable	350,000	350,000
Accrued expenses and other liabilities	49,579	48,636
Accrued distributions	18,775	18,013
Intercompany payable	—	6,140
Total liabilities	1,088,800	898,319
Minority interest	—	2,425
Redeemable common units; 659,051 and 522,044 common units outstanding at redemption value at December 31, 2005 and 2004, respectively	22,012	16,752
Partners’ capital:
General partner; 32,568,441 units outstanding at December 31, 2005 and 2004	458,234	513,226
Limited partner; 2,533,304 and 1,219,782 units outstanding at December 31, 2005 and 2004, respectively	59,269	17,443
Total partners’ capital	517,503	530,669
Total liabilities and partners’ capital	$1,628,315	$1,448,165

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Statements of Operations
(In thousands, except per-unit data)

	Year ended December 31,
	2005	2004	2003
Revenue:
Rentals and recoveries	$205,272	$188,206	$186,061
Interest and other	332	374	36
Total revenue	205,604	188,580	186,097
Expenses:
Property operating expenses	28,584	26,765	26,977
Real estate taxes	32,649	30,596	29,134
Depreciation and amortization	59,124	50,526	47,973
Interest	49,687	39,048	33,030
General and administrative	19,694	17,617	14,562
Total expenses	189,738	164,552	151,676
Income before gains on sales of real estate investments	15,866	24,028	34,421
Gains on sales of real estate investments	—	28	—
Income before equity in (loss) income from unconsolidated subsidiaries	15,866	24,056	34,421
Equity in (loss) income from unconsolidated subsidiaries	(77)	86	—
Income before discontinued operations	15,789	24,142	34,421
Discontinued operations:
Operating income from discontinued operations	—	532	615
Gains on sales of discontinued operations	—	970	—
Income from discontinued operations	—	1,502	615
Net income	15,789	25,644	35,036
Preferred distributions	—	(2,176)	(6,656)
Net income attributable to common unitholders	$15,789	$23,468	$28,380
Basic and diluted earnings per common unit:
Income available to common unitholders before discontinued operations	$0.46	$0.65	$0.82
Income from discontinued operations	—	0.04	0.02
Income available to common unitholders	$0.46	$0.69	$0.84
Weighted average common units outstanding	34,364	34,132	33,787

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Statements of Changes in Partners’ Capital
For the years ended December 31, 2005, 2004, and 2003
(In thousands, except per-unit data)

	General Partner	Limited Partner	Total
Balance at December 31, 2002	$592,963	$20,828	$613,791
Net income attributable to common unitholders	27,149	1,017	28,166
Capital contributions	9,877	—	9,877
Distributions ($2.10 per unit)	(67,662)	(2,562)	(70,224)
Adjustment to reflect redeemable common units at redemption value	(1,676)	(63)	(1,739)
Balance at December 31, 2003	560,651	19,220	579,871
Net income attributable to common unitholders	22,422	840	23,262
Distributions ($2.10 per unit)	(68,382)	(2,561)	(70,943)
Conversion of redeemable common units	165	6	171
Adjustment to reflect redeemable common units at redemption value	(1,630)	(62)	(1,692)
Balance at December 31, 2004	513,226	17,443	530,669
Net income attributable to common unitholders	14,881	667	15,548
Distributions ($2.10 per unit)	(68,392)	(3,251)	(71,643)
Acquisition of properties in exchange for limited partner common units	—	44,436	44,436
Adjustment to reflect redeemable common units at redemption value	(1,481)	(26)	(1,507)
Balance at December 31, 2005	$458,234	$59,269	$517,503

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$15,789	$25,644	$35,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,124	50,840	48,389
Amortization of deferred financing costs	424	1,240	1,240
Amortization of debt premiums	(1,399)	(641)	(462)
Gain on sale of real estate investments	—	(998)	—
Loss (earnings) from unconsolidated investment in joint venture	77	(86)	—
Changes in operating assets and liabilities	(9,228)	(4,843)	4,951
Net cash provided by operating activities	64,787	71,156	89,154
Cash flows from investing activities:
Net proceeds from sales of real estate investments	—	22,643	—
Acquisitions of and additions to real estate investments and in-place lease value	(142,206)	(61,000)	(16,215)
Expenditures for investment in unconsolidated joint venture	(1,882)	(3,321)	—
Investment in mortgage receivable	—	(9,188)	—
Receipt of mortgage receivable	—	9,188	—
Purchase of minority interest	(2,425)	—	—
Expenditures for capitalized leasing commissions	(4,333)	(3,065)	(3,035)
Net cash used in investing activities	(150,846)	(44,743)	(19,250)
Cash flows from financing activities:
Repayments of mortgage loans payable	(15,161)	(11,898)	(10,121)
Repayment of unsecured notes payable	—	(100,000)	—
Proceeds from new related party line of credit facility	448,000	—	—
Repayments under new line of credit facility	(120,000)	—	—
Proceeds from draws under prior line of credit facility	26,000	413,000	134,000
Repayments of draws under prior line of credit facility	(11,000)	(460,000)	(125,000)
Extinguishment of prior line of credit facility	(211,000)	—	—
Proceeds from bridge loan	50,000	—	—
Proceeds from related party notes payable	—	350,000	—
Intercompany advances	(26,508)	(71,087)	(17,810)
Repayments of intercompany advances	14,227	5,066	17,810
Capital contributions	—	—	9,877
Distributions paid to general partner	(68,393)	(68,108)	(67,664)
Distributions paid to limited partners	(2,560)	(2,560)	(2,560)
Distributions paid to redeemable common units	(1,096)	(807)	(715)
Distributions paid to Series B and C Preferred Units	—	(2,176)	(6,656)
Redemption of Series B and C Preferred Units	—	(75,000)	—
Redemption of redeemable common units	(1,008)	—	—
Net cash provided by (used in) financing activities	81,501	(23,570)	(68,839)
Net increase (decrease) in cash and cash equivalents	(4,558)	2,843	1,065
Cash and cash equivalents:
Beginning of year	4,558	1,715	650
End of year	$—	$4,558	$1,715

See accompanying notes to consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003, and 2002

(1) Organization

Bradley Operating Limited Partnership (the Operating Partnership) is the entity through which Heritage Property Investment Trust, Inc. (Heritage, or the Company) conducts a significant portion of its business. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the general partner of the Operating Partnership and held 22,140,487 general partner common units through a wholly-owned subsidiary and directly held 1,219,782 limited partner common units from inception until Heritage’s initial public offering. At December 31, 2005, Heritage held 32,568,441 general partner common units through the same wholly-owned subsidiary and 2,533,304 limited partner common units. At December 31, 2005 and 2004, the Operating Partnership owned (either directly or through subsidiaries) 115 and 106 neighborhood and community shopping centers, respectively.

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

Heritage, through its subsidiaries, is a fully-integrated, self-administered, and self-managed REIT and is focused on the acquisition, ownership, management, leasing, and redevelopment of primarily grocer- and multi-anchored neighborhood and community shopping centers principally in the Eastern, Midwestern, and Southwestern United States. At December 31, 2005 and 2004, Heritage owned 171 shopping centers and three office buildings and 164 shopping centers and three office buildings, respectively.

Issuance of Public Equity

In December 2003, Heritage completed a secondary public offering of its common stock and sold a total of 3,932,736 shares, including the underwriter’s over-allotment of 432,736 shares, at a net price of $28.27 per share. The net proceeds of $111 million from this offering were used to repay certain indebtedness, including the $60 million bridge loan incurred by the Heritage Property Investment Limited Partnership (“Heritage OP”) and the Operating Partnership in connection with an acquisition of properties. Heritage, through a wholly-owned subsidiary, contributed $9.8 million of the proceeds to the Operating Partnership in exchange for 347,471 general partner common units.

Minority Interest

In July 2005, the Operating Partnership, through its joint venture with WDG La Vista LLC (“Westwood”), contributed $15.4 million for a 50% interest in the joint venture, which utilized such contribution to purchase a parcel of land in La Vista, Nebraska (“La Vista Joint Venture”) which is to be constructed into a 550,000 square foot lifestyle shopping center. The La Vista Joint Venture was deemed to be a variable interest entity and the Operating Partnership was deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”). Therefore, the financial position of the La Vista Joint Venture is consolidated in the accompanying consolidated financial statements of the Operating Partnership as of December 31, 2005. The 50% minority interest owned by Westwood was issued in consideration for locating the site and other development work, and has a carrying value of $0 at December 31, 2005, as Westwood made no equity investment in the La Vista Joint Venture. Therefore, there is no balance in Other Minority Interest at December 31, 2005 in the accompanying consolidated balance sheet.

The La Vista Joint Venture has also committed to purchase two additional parcels of land in La Vista, Nebraska. The purchase of the remaining two parcels may occur any time up through November 30, 2007 for a purchase price of $11 million resulting in a total purchase price for all three parcels of $26 million.

The Operating Partnership also had a minority interest that participated in earnings of the Operating Partnership based upon terms specified in the partnership agreement. This minority interest amounted to $2.4 million at December 31, 2004. During 2005, the Operating Partnership purchased the outstanding 40% minority partnership interest for $2.9 million.

(2) Restatement Overview

Tax Offset Provision

On October 17, 2005, Heritage determined that the Operating Partnership’s previously issued financial statements for the fiscal years ended December 31, 2004 and 2003, and each of the quarterly periods therein, and the quarterly periods ended March 31, 2005 and June 30, 2005, needed to be restated to correct an error. The error pertained to the unrecorded effects of certain previously granted stock options subject to a tax-offset provision included in the employment agreement of Thomas C. Prendergast, the Company’s Chairman, President and Chief Executive Officer. The error did not require a restatement of the Operating Partnership’s financial statements for the year ended December 31, 2002.

In January 2000, Heritage entered into this employment agreement with Mr. Prendergast, providing for, among other things, annual grants of stock options to be made to Mr. Prendergast. In addition, the employment agreement required Heritage to make certain payments to Mr. Prendergast to offset any taxes he might have incurred in connection with the exercise of these stock options. As of December 31, 2005, Mr. Prendergast had not exercised any stock options.

Prior to the restatement, Heritage had not recorded any liability with respect to the tax-offset payments that would be required in connection with Mr. Prendergast’s future exercise of these stock options. In addition, as with stock options granted to other employees under the Company’s equity incentive plan, Heritage had accounted for these stock options as fixed awards pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related Interpretations.

The liability for the tax-offset payments that would have been made to Mr. Prendergast if he were to have exercised any stock options should have been recorded as a liability in Heritage’s financial statements and that liability was subject to variable accounting treatment pursuant to FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN No. 44”). The provision of Mr. Prendergast’s employment agreement requiring the Company to make tax-offset payments in connection with his exercise of these stock options also required variable accounting treatment for those options pursuant to FIN No. 44.  As a result, 920,000 and 780,000 of Heritage’s stock options were subject to variable accounting under APB Opinion No. 25 at December 31, 2004 and 2003, respectively.

Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with the Operating Partnership. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the fiscal years ended December 31, 2004, 2003 and 2002, Heritage allocated approximately 63%, 65% and 66%, respectively, of the remaining general and administrative costs to the Operating Partnership. As a result of the discovery of the error, Heritage restated its financial statements for the years ended December 31, 2004 and 2003, and each of the quarterly periods therein to reflect additional compensation expense, a component of general and administrative expense, associated with the tax-offset provision. For this reason, Heritage, as sole stockholder of the Operating Partnership’s general partner, determined that the Operating Partnership was likewise required to amend and restate the financial statements and other financial information for the years ended December 31, 2004 and 2003, and for each of the quarterly periods in the fiscal year ended December 31, 2004, to reflect additional general and administrative expense from the amounts previously reported.

Accordingly, the Operating Partnership filed on November 14, 2005 an amendment to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 to restate its previously issued audited financial statements for the fiscal years ended December 31, 2004 and 2003, and amendments to its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005, to restate its unaudited quarterly financial statements for those quarterly periods. Those restatements recorded a liability and recognized compensation expense related to the tax-offset payment provision, and reflected compensation expense for the intrinsic value of the stock options subject to the tax-offset feature on a variable basis.

Elimination of Tax Offset Provision

On December 30, 2005, Mr. Prendergast’s employment agreement with Heritage was amended to eliminate the tax-offset provision in respect of his stock options. In consideration for his agreement to eliminate the provision, Heritage made a one-time cash payment to Mr. Prendergast of $6.4 million. Due to the elimination of the tax-offset provision relating to stock options from Mr. Prendergast’s employment agreement, as of December 31, 2005, Heritage is no longer required to record a liability relating to the tax-offset provision and Mr. Prendergast’s stock options are no longer subject to variable accounting treatment pursuant to FIN No. 44.

(3) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management of the Operating Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reporting of revenue and expenses during the periods presented to prepare these consolidated financial statements in conformity with GAAP. The Operating Partnership bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

Management considers certain estimates and assumptions to be most important to the portrayal of the Operating Partnership’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Operating Partnership. These critical estimates and assumptions include the useful lives used to calculate depreciation and amortization expense on real estate investments, judgments regarding the recoverability or impairment of each real estate investment, estimates regarding the recoverability of certain operating expenses, judgments regarding the ultimate collectibility of accounts receivable.

If the useful lives of real estate investments were different, future operating results could be affected. Future adverse changes in market conditions or poor operating results could result in an inability to recover real estate investment carrying values that may not be reflected in current carrying values and could require an impairment charge in the future. Future adverse changes in market conditions could also impact the Operating Partnership’s tenants, thereby impacting the recoverability of certain operating expenses as well as the adequacy of the allowance for doubtful accounts receivable.

Principles of Consolidation

The accompanying consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. When the Operating Partnership obtains an economic interest in an entity, the Operating Partnership evaluates the entity to determine if the entity is a variable interest entity, in accordance with FIN No. 46R. If the entity is deemed to be a variable interest entity, the Operating Partnership then determines which equity interest holder is the primary beneficiary. The Operating Partnership consolidates the entities that are variable interest entities of which the Operating Partnership is the primary beneficiary and also consolidates entities that are non-variable interest entities and which the Operating Partnership is deemed to have a controlling interest. The portion of these entities not owned by the Operating Partnership is presented as minority interest as of and during the periods consolidated. All significant intercompany accounts and transactions are eliminated in consolidation. As of December 31, 2005, the Operating Partnership had one investment in a joint venture that is a variable interest entity of which the Operating Partnership is the primary beneficiary and which is consolidated in the accompanying financial statements.

Real Estate Investments

Real estate investments are recorded at cost. The cost of buildings and improvements includes the purchase price of property, legal fees, and acquisition costs.

Real estate investments held for sale are carried at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization are suspended during the period a property is held for sale. There were no properties classified as held for sale at December 31, 2005 or 2004.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires the Operating Partnership to periodically perform reviews of its properties to determine if their carrying amounts will be recovered from future operating cash flows. If the Operating Partnership determines that an impairment has occurred, those assets are to be reduced to fair value. No such impairment losses have been recognized to date.

In addition, SFAS No. 144 retains the basic provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for presenting discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Operating Partnership adopted SFAS No. 144 on January 1, 2002 and accordingly, the operating results of real estate sold during the years ended December 31, 2004 and 2003 have been reclassified and reported as discontinued operations.

The Operating Partnership applies SFAS No. 141, Business Combinations (“SFAS No. 141”), to property acquisitions. Accordingly, under the guidance provided by SFAS No. 141, the fair value of the real estate acquired is allocated to the acquired tangible assets and identified intangible assets and liabilities. Identified intangible assets and liabilities may consist of the value of above-market and below-market leases, in-place lease value and value of tenant relationships, based in each case on their fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease. However, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities because such value and its consequence to amortization expense is estimated to be immaterial for these particular acquisitions consummated to date. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. For the years ended December 31, 2005 and 2004, the Company recognized upon acquisition, additional intangible assets and liabilities as follows (in thousands):

	2005	Weighted Average Amortization Period	2004	Weighted Average Amortization Period
Assets:
Acquired in-place lease value	$16,259	6.63	$12,615	8.56
Acquired above market leases	$1,221	8.17	$1,038	10.15
Liabilities:
Acquired below market leases	$2,481	9.88	$862	9.02

The Operating Partnership incurred amortization expense pertaining to acquired in-place lease intangibles of $2.7 million, $0.1 million and $0 during the years ended December 31, 2005, 2004, and 2003, respectively. Amortization of $0.2 million, $0.1 million, and $0, pertaining to acquired above market leases was applied as a reduction of rental income during the years ended December 31, 2005, 2004, and 2003, respectively. Amortization of $0.2 million, $0, and $0, pertaining to acquired below market leases was applied as an increase to rental income during the years ended December 31, 2005, 2004, and 2003, respectively.

The table below presents the expected amortization related to the acquired in-place lease value and acquired above and below market leases at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense:
Acquired in-place lease value	$4,247	$4,159	$3,000	$2,802	$2,538	$9,298	$26,044
Adjustments to rental income:
Acquired above market leases	$(265)	$(265)	$(256)	$(239)	$(234)	$(766)	$(2,025)
Acquired below market leases	385	367	344	344	343	1,329	3,112
Net adjustment to rental income	$120	$102	$88	$105	$109	$563	$1,087

Expenditures for maintenance, repairs, and betterments that do not materially extend the useful life of a real estate investment are charged to operations as incurred and amounted to $3.7 million, $3.7 million, and $3.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Upon sale or other disposition of the real estate investment, the cost and related accumulated depreciation and amortization are written off and the resulting gain or loss, if any, is reflected in net income. Interest on significant construction projects is capitalized as part of the cost of real estate investments. Interest capitalized amounted to $0, $0.1 million, and $0, for the years ended December 31, 2005, 2004, and 2003, respectively.

The provision for depreciation and amortization has been calculated using the straight-line method over the following estimated useful lives:

Land improvements	10-15 years
Buildings and improvements	20-39 years
Tenant improvements	Shorter of useful life or term of related lease

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments with maturities at the date of purchase of three months or less. The majority of the Operating Partnership’s cash and cash equivalents are held at major commercial banks. The Operating Partnership has not experienced any losses on its invested cash.

Deferred Leasing and Financing Costs and Other Assets

Deferred leasing and financing costs and other assets include costs incurred in connection with securing financing for, or leasing space in, the Company’s real estate investments. Such charges are capitalized and amortized over the terms of the related financing or lease agreements. Unamortized deferred charges are charged to expense upon prepayment of the financing or early termination of the related lease.

The Operating Partnership capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. These costs amounted to $1.7 million during each of the years ended December 31, 2005 and 2004.

Investments in Unconsolidated Joint Ventures

The Operating Partnership accounts for its investments in unconsolidated joint ventures that are not deemed to be variable interest entities pursuant to Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”) and APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

As of December 31, 2005, the Operating Partnership had two unconsolidated joint ventures that were accounted for under the equity method of accounting because it exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as Investment in Unconsolidated Joint Ventures, and are subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets, and the Operating Partnership’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in (Loss) Income from Unconsolidated Joint Ventures. The Operating Partnership’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Operating Partnership recognizes fees received from the joint venture relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Revenue Recognition

Management has determined that all of the Operating Partnership’s leases with its various tenants are operating leases. Rental income from such leases with scheduled rent increases is recognized using the straight-line method over the terms of the leases commencing when the tenant takes possession of the space. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions amounted to $13.9 million and $11.5 million at December 31, 2005 and 2004, respectively, and is included in accounts receivable, net of allowance for doubtful accounts. Rental revenue recognized over cash received is included in revenue from rental and recoveries for the years ended December 31, 2005, 2004 and 2003 and amounted to $2.4 million, $2.9 million and $3.4 million, respectively.

Leases for both retail and office space generally contain provisions under which the tenants reimburse the Operating Partnership for a portion of property operating expenses and real estate taxes incurred by the Operating Partnership. Such recoveries revenue is recorded based on management’s estimate of its recovery of certain operating expenses and real estate tax expenses pursuant to the terms contained in related leases. In addition, certain of the Operating Partnership’s operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Operating Partnership defers recognition of contingent rental income until such specified targets are met. Reimbursements for both operating expenses and real estate taxes as well as contingent rental income during the years ended December 31, 2005, 2004 and 2003 were $54.6 million, $49.1 million and $47.2 million, respectively. These items are included in revenue from rentals and recoveries in the consolidated statements of operations.

The Operating Partnership makes estimates of the uncollectibility of its accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. The Operating Partnership specifically analyzes accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts. These estimates have a direct impact on the Operating Partnership’s net income.

Allowances for uncollectible receivables are charged against revenue from rentals and recoveries and amounted to $2.4 million, $1.8 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Sales of Real Estate

The Operating Partnership performs evaluations of each real estate sale to determine if full accrual recognition is appropriate in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”). The application of SFAS No. 66 can be complex and requires the Operating Partnership to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser’s investment in the property being sold, whether the Operating Partnership’s receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of the Operating Partnership’s continuing involvement with the real estate asset after the sale. If full accrual recognition is not appropriate, the Operating Partnership accounts for the sale under an appropriate deferral method.

Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income available to general and limited partner (common) unitholders by the weighted average number of general and limited partner units (including redeemable common units) outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur if securities or other contracts to issue commons units were exercised or converted into common units or resulted in the issuance of common units and then shared in the earnings of the Operating Partnership. For the years ended December 31, 2005, 2004, and 2003, there were no dilutive instruments, and therefore, diluted earnings per common unit and basic earnings per common unit are the same.

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

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the Operating Partnership to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Operating Partnership’s financial instruments, other than debt, are generally short-term in nature and consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying values of these assets and liabilities, which are recorded at net realizable value in the consolidated balance sheets, are assumed to be at fair value.

The fair value of the Operating Partnership’s fixed rate mortgage loans, unsecured notes payable, and related party notes payable, which is based on estimates made by management for rates currently prevailing for comparable loans and notes of comparable maturities, exceeds the aggregate carrying value by approximately $3.8 million and $13.6 million at December 31, 2005 and 2004, respectively. The Operating Partnership’s related party line of credit facility and related party bridge loan facility are at variable rates, resulting in a carrying value that approximates fair value at December 31, 2005 and 2004.

Hedging Activities

From time to time, the Operating Partnership uses derivative financial instruments to limit its exposure to changes in interest rates. The Operating Partnership was not a party to any hedging agreement with respect to its floating rate debt as of December 31, 2005 or 2004. The Operating Partnership has in

the past used derivative financial instruments to manage, or hedge, interest rate risks related to its borrowings, from lines of credit to medium and long-term financings. The Operating Partnership requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designed to hedge. The Operating Partnership does not use derivatives for trading or speculative purposes and only enters into contracts with major financial institutions based on their credit rating and other factors.

Allocation of General and Administrative Expenses

General and administrative expenses of Heritage that directly relate to each subsidiary are charged directly to such subsidiary. All other general and administrative expenses of Heritage have been allocated to each of Heritage’s subsidiaries, including the Operating Partnership, based on each subsidiary’s pro-rata portion of Heritage’s total property square footage.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(4) Real Estate Investments

A summary of real estate investments December 31, 2005 and 2004 follows (in thousands):

	2005	2004
Land	$254,520	$212,704
Land improvements	135,668	119,938
Buildings and improvements	1,259,297	1,116,081
Tenant improvements	52,868	34,095
Improvements in process	5,266	15,163
	1,707,619	1,497,981
Accumulated depreciation and amortization	(242,020)	(180,781)
Net carrying value	$1,465,599	$1,317,200

Acquisitions

During the year ended December 31, 2005, the Operating Partnership completed the acquisition of seven shopping centers aggregating 1.3 million square feet of gross leasable area (“GLA”), of which the Operating Partnership acquired 0.7 million square feet of GLA. The aggregate investment in the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $142.8 million, which was funded with borrowings under the Operating Partnership’s related party line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of redeemable units of limited partnership interest in the Operating Partnership.

In addition, during the year ended December 31, 2005, the Operating Partnership completed the acquisition of the 40% minority partnership interest in Williamson Square Shopping Center. As a result, the Operating Partnership owns 100% of the partnership interests in Williamson Square. The investment was $2.9 million, which the Operating Partnership funded with borrowings under its unsecured line of credit. The Operating Partnership also repaid upon maturity the previously outstanding mortgage indebtedness encumbering the shopping center. As a result, Williamson Square is now unencumbered.

During the year ended December 31, 2004, the Operating Partnership completed the acquisition of three shopping centers aggregating 0.7 million square feet of GLA, of which the Operating Partnership acquired 0.5 million square feet of GLA. The aggregate acquisition price of the shopping centers, including amounts allocated to acquired in-place lease value and above and below market leases, was $90.2 million, which was funded with borrowings under the Operating Partnership’s related party line of credit, assumptions of mortgage loans payable at their estimated fair market value, and the issuance of redeemable units of limited partnership interest.

Related Party Transfer of Properties

On December 29, 2005, Heritage OP completed an intercompany transfer of two shopping centers located in North Carolina to the Operating Partnership in exchange for limited partner common units of the Operating Partnership. The Operating Partnership accounted for the transfer on a carryover basis as both Heritage OP and the Operating Partnership are under the common control of Heritage. The carrying value of the properties transferred was $44.4 million. Based on the closing price of Heritage’s common stock of $33.83 on the day prior to the transfer, the Operating Partnership issued 1,313,522 limited partner common units to Heritage OP, which subsequently distributed the units to Heritage.

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

In December 2004, the Operating Partnership completed the disposition of a parcel of land located at Madison Plaza located in Madison, Wisconsin for $3.5 million, which approximated the Operating Partnership’s carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

In October 2004, the Operating Partnership completed the disposition of Camelot, a 151,000 square foot shopping center located in Louisville, Kentucky for $7.4 million, resulting in a gain of $0.3 million. The results of operations of the Camelot shopping center have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

In September 2004, the Operating Partnership completed the disposition of a parcel of land located at Cross Keys located in Turnersville, New Jersey for $7.0 million, which approximated the Operating Partnership’s carrying value. The operations and cash flows for the assets sold could not be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the shopping center. Accordingly, no amounts have been reclassified as discontinued operations in the accompanying financial statements.

(5) Investment in Unconsolidated Joint Venture

Lakes Crossing Shopping Center

In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Operating Partnership accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the three-month period ended June 30, 2005. At the time of the joint venture’s formation, the Operating Partnership also provided a short-term bridge loan of approximately $9.2 million to the joint venture, which was repaid in November 2004. The Operating Partnership is not the record-keeper of the joint venture, and otherwise does not have immediate access to such records. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. Hence, the operations for the period from October 1, 2004 through September 30, 2005 and from the acquisition in May 2004 through September 30, 2004 are included in the accompanying 2005 consolidated statements of operations for the year ended December 31, 2005 and 2004, respectively, and are classified as Equity in (Loss) Income from Unconsolidated Joint Ventures.

The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of December 31, 2005, $17.8 million was outstanding under the construction loan. Such amount is recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Operating Partnership (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of December 31, 2005 is not material to the Operating Partnership’s financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

Skillman Abrams Shopping Center

In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Operating Partnership has a 25% interest in the joint venture and an affiliate is the property manager of Skillman Abrams pursuant to a property management agreement. The Operating Partnership accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in reporting the operations of the joint venture and the operations for the period from the acquisition in April 2005 through December 31, 2005 are included in the accompanying 2005 consolidated statement of operations and are classified as Equity in (Loss) Income from Unconsolidated Joint Ventures.

(6) Supplemental Cash Flow Information

During the years ended December 31, 2005, 2004, and 2003 interest paid was $49.7 million, $47.4 million, and $32.3 million, respectively, of which $26.2 million, $5.5, and $0, respectively, were to a related party.

During the years ended December 31, 2005, 2004 and 2003, the Operating Partnership assumed $29.5 million, $48.9 million, and $0, respectively, of existing debt in connection with the acquisition of various shopping centers.

In addition, during the years ended December 31, 2005, 2004 and 2003, the Operating Partnership issued redeemable common units of 176,509, 189,588, and 0, respectively, with a fair value at date of issuance of $6.1 million , $6.2 million, and $0, respectively in connection with the acquisition of various shopping centers.

During the year ended December 31, 2004, 7,814 redeemable common units were converted to general partner units with a value of $0.2 million.

Included in accrued expenses and other liabilities at December 31, 2005 and 2004 are accrued expenditures for real estate investments of $2.5 million and $4.7 million, respectively.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

(7) Operating Leases

Scheduled future minimum rental payments to be received under the Operating Partnership’s non-cancelable operating leases are as follows at December 31, 2005 (in thousands):

Year Ending December 31	Amount
2006	$156,754
2007	144,650
2008	122,454
2009	102,397
2010	84,139
Thereafter	499,752
Total minimum future receipts	$1,110,146

The Operating Partnership has contractual commitments under non-cancelable operating leases, primarily ground leases expiring at various dates through 2087. Rental expense was $0.2 million in each of the years ended December 31, 2005, 2004, and 2003. Committed amounts under non-cancelable operating leases in effect at December 31, 2005 were as follows:

Year Ending December 31	Amount
2006	$161
2007	161
2008	161
2009	155
2010	148
Thereafter	11,377
Total minimum future payments	$12,163

(8) Debt

Mortgage Loans Payable

Mortgage loans payable consist of various non-recourse issues collateralized by 19 and 16 real estate investments with an aggregate net carrying value of $293.8 million and $276.6 million at December 31, 2005 and 2004, respectively. The loans require monthly payments of principal and interest through 2020 at effective interest rates ranging from 5.11% to 10.13% and have a weighted average effective interest rate of 6.63% and 6.73% at December 31, 2005 and 2004, respectively. The loans are generally subject to prepayment penalties.

Mortgage loans payable consisted of the following at December 31 (in thousands):

Property	Effective Interest Rate	Contractual Interest Rate	Maturity	2005(1)	2004(2)
Williamson Square	8.00%	8.00%	Aug-05	$—	$10,830
Spring Mall	9.39%	9.39%	Oct-06	8,021	8,141
Southport Centre	6.94%	6.94%	Jul-07	9,764	9,924
Long Meadow Commons	5.11%	7.98%	Jul-07	9,472	10,028
Southgate Shopping Center	8.38%	8.38%	Oct-07	2,285	2,395
Hale Road & Northern Hills	5.31%	5.31%	Dec-07	14,600	—
Salem Consumer Square	10.13%	10.13%	Sep-08	9,802	10,284
St. Francis Plaza	8.13%	8.13%	Dec-08	675	866
Burlington Square	5.31%	8.28%	Jan-09	14,522	15,051
Crossroads III & Slater Street	5.85%	7.86%	Jun-09	14,762	—
Montgomery Commons	6.38%	8.48%	Jan-10	8,305	8,506
Warminster Towne Center	6.01%	8.24%	Feb-10	21,201	21,797
The Market of Wolf Creek III	5.71%	7.88%	Feb-11	9,407	9,634
The Market of Wolf Creek I	5.71%	7.68%	Oct-12	11,190	11,475
Berkshire Crossing	6.29%	6.29%	Nov-12	14,030	14,523
Grand Traverse Crossing	7.42%	7.42%	Jan-13	12,918	13,284
Salmon Run Plaza	8.10%	8.95%	Sep-13	4,603	4,938
Elk Park Center	7.64%	7.64%	Aug-16	7,947	8,244
Grand Traverse Crossing—Wal-Mart	7.75%	7.75%	Oct-16	4,995	5,160
The Market of Wolf Creek II	5.87%	7.50%	Jul-17	2,164	2,276
Bedford Grove—Wal-Mart	7.63%	7.63%	Nov-19	3,915	4,067
Berkshire Crossing—Home Depot/Wal-Mart	7.63%	7.63%	Mar-20	6,378	6,617
Total/Weighted average	6.63%	7.74%		$190,956	$178,040

(1)          The principal amount shown for mortgages assumed in the acquisition of a property has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated contractual principal balance at December 31, 2005 was $183.9 million.

(2)          The principal amount shown for mortgages assumed in the acquisition of a property has been adjusted to reflect the estimated fair value of the mortgage loans payable as of the date the property was acquired. The stated contractual principal balance at December 31, 2004 was $170.5 million.

Unsecured Notes Payable

The Operating Partnership previously issued unsecured notes payable consisting of a $100 million, 7% fixed-rate issue which matured on November 15, 2004; a $100 million, 7.2% fixed-rate issue maturing on January 15, 2008; and $1.5 million of other unsecured notes payable. On November 15, 2004, the Operating Partnership repaid all of the $100 million 7% fixed-rate issue maturing on that date. The amount of unsecured notes payable outstanding at December 31, 2005 and 2004 was $101.5 million.

Line of Credit Facility

Prior Line of Credit

Prior to March 29, 2005, the Operating Partnership and Heritage OP were co-borrowers on a joint and several basis of a three-year $350 million unsecured line of credit with a group of lenders and Fleet National Bank, as agent. Heritage and certain of Heritage’s other subsidiaries guaranteed this prior line of credit. This line of credit was used principally to fund growth opportunities and for working capital purposes. At December 31, 2004, $196.0 million was outstanding on this prior line of credit, all of which was carried on the Operating Partnership’s balance sheet.

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

Heritage’s ability to borrow under this new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. The new line of credit, except under some circumstances, limits Heritage’s ability to make distributions in excess of 95% of Heritage’s annual funds from operations. In addition, the new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage’s debt rating. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions amongst the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at December 31, 2005, was 4.98%. The new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, Heritage established a related party line of credit with the Operating Partnership by advancing the proceeds from the new line of credit to the Operating Partnership. The terms of this related party line of credit facility are substantially identical to Heritage’s line of credit facility and is shown as Related Party Line of Credit Facility on the accompanying December 31, 2005 balance sheet. The Operating Partnership used these funds to repay the entire outstanding balance of the Operating Partnership’s prior line of credit. As of December 31, 2005, $328.0 million was outstanding under this related party line of credit facility. Accrued interest payable of $1.3 million and $0 as of December 31, 2005 and December 31, 2004, respectively, relating to the related party line of credit is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party line of credit was $10.5 million and $0 for the year ended December 31, 2005 and 2004, respectively.

Bridge Loan

On November 28, 2005, Heritage entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. Heritage’s ability to borrow under the bridge loan is subject to its ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits Heritage’s ability to make distributions in excess of 95% of its annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon Heritage’s debt rating. The variable rate in effect at December 31, 2005 was 5.09%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments. Heritage is the borrower under this bridge loan, and the Operating Partnership and Heritage OP have guaranteed this bridge loan. This bridge loan is being used principally to fund growth opportunities and for working capital purposes.

Upon entering into this bridge loan, Heritage established a related party bridge loan facility with the Operating Partnership by advancing the proceeds from the bridge loan to the Operating Partnership. The terms of this bridge loan facility are substantially identical to Heritage’s bridge loan facility and is shown as Related Party Bridge Loan Payable on the accompanying December 31, 2005 balance sheet. As of December 31, 2005, $50.0 million had been drawn under this related party bridge loan. Accrued interest payable of $0.2 million and $0 as of December 31, 2005 and December 31, 2004, respectively, relating to the related party bridge loan is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party bridge loan was $0.2 million and $0 for the year ended December 31, 2005 and 2004, respectively.

Guaranty of Unsecured Debt

On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the “Notes”) at in interest rate of 4.5% notes due October 15, 2009 with interest payable semiannually commencing on April 15, 2005. Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s then existing line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the line of credit at terms substantially identical to the Notes. These intercompany notes are classified as related party notes payable in the accompanying 2005 and 2004 consolidated balance sheet. Accrued interest payable of $3.5 million as of December 31, 2005 and 2004, relating to the related party unsecured notes payable is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for these related party unsecured notes was $17.0 million, $9.1 million, and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the notes being redeemed plus accrued interest on the notes to the redemption date and (2) a make-whole amount, if any, with respect to the notes that is designed to provide yield maintenance protection to the holders of these notes.

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

Selected financial information of Heritage OP, the co-guarantor of the new line of credit, the bridge loan and the unsecured debt, is as follows as of and for the years ended December 31, 2005 and 2004 (in thousands):

	December 31,
Description	2005	2004
Real estate investments, net	$839,804	$905,438
Other assets	$64,455	$61,783
Total assets	$904,259	$967,221
Indebtedness(1)	$439,861	$537,021
Other liabilities	$53,563	$57,685
Partners’ capital	$332,533	$372,515
Total revenue (excluding discontinued operations)	$159,074	$138,460
Net income	$15,509	$16,511

(1)          The Operating Partnership and the Heritage OP are co-guarantors under the line of credit, bridge loan, and unsecured debt; however, for purposes of the above footnote, amounts due under the line of credit, bridge loan, and unsecured debt are not included as the entire outstanding balances have been included on the accompanying Operating Partnership’s balance sheets. Indebtedness includes $78,302 and $66,021 of intercompany advances payable to the Operating Partnership at December 31, 2005 and 2004, respectively.

Scheduled Principal Repayments

Scheduled principal repayments on aggregate outstanding debt at December 31, 2005 are as follows (in thousands):

Amount due
Year ending December 31:
2006	$64,124
2007	39,389
2008	440,762
2009	179,621
2010	28,924
Thereafter	260,559
Total due(1)	$1,013,379

(1)          The aggregate principal repayment amount of $1,013,379 does not reflect the unamortized adjustment of $7,067 to increase the carrying amount to fair value for ten mortgages assumed as of December 31, 2005.

(9) Income Taxes

The Operating Partnership is not liable for Federal income taxes as each partner reports its allocable share of income and deductions on its respective return; accordingly, no provision for Federal income taxes is reported in the accompanying consolidated financial statements.

The unaudited tax basis of the Operating Partnership’s assets and liabilities was approximately $1.6 billion and $1.1 billion, respectively, as of December 31, 2005 and $1.5 billion and $0.9 billion, respectively, as of December 31, 2004.

(10) Related Party Transactions

In July 1999, Bernard Cammarata became a member of Heritage’s board of directors. Until September 2005, Mr. Cammarata was non-executive Chairman of the Board of TJX Companies, Inc., Bradley OP’s largest tenant. In September 2005, Mr. Cammarata became President and Chief Executive Officer of TJX, positions he previously held. In October 2005, TJX appointed a new President, with Mr. Cammarata continuing to serve as Chief Executive Officer. Annualized base rent from the TJX Companies represents approximately 3.0% of Bradley OP’s total annualized base rent for all leases in which tenants were in occupancy at December 31, 2005. In addition, as of December 31, 2005, Bradley OP had outstanding accounts receivable for contractual and straight-line rent of $0.7 million. TJX pays Bradley OP rent in accordance with 20 leases at its properties.

(11) Commitments and Contingencies

The Operating Partnership is subject to legal and other claims incurred in the normal course of business. Based on its review and consultation with counsel of such matters known to exist, management does not believe that the ultimate outcome of these claims would materially affect the Operating Partnership’s financial position or results of operations.

The Company has entered into construction contracts related to tenant improvements, out parcel development and re-development of various shopping centers. Unexpended but committed amounts under construction contracts amounted to $6.3 million as of December 31, 2005.

(12) Capital Structure

At December 31, 2005 and 2004, Heritage, through a wholly-owned subsidiary, owned approximately 98.2% and 98.5%, respectively, of the voting interests in the Operating Partnership, and through this subsidiary, is the sole general partner of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or “UPREIT.”

At December 31, 2005, interests in the Operating Partnership are evidenced by two partner classes: general partner common units owned by Heritage’s wholly-owned subsidiary, and limited partner common units owned by Heritage and outside parties.

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

Pursuant to the Operating Partnership Agreement, outside limited partners in the Operating Partnership have the right to redeem all or any portion of their common units for cash from the Operating Partnership. However, Heritage may elect to acquire their interest by issuing common stock of Heritage in exchange for common units on a one-for-one basis. The amount of cash to be paid to the limited partner if the redemption right is exercised and the cash option is elected by Heritage is based on the trading price of Heritage’s common stock at the conversion date. Due to the redemption option existing outside the control of the Operating Partnership, such limited partners’ redeemable common units are not included in Partners’ Capital and are stated at their redemption value.

The following table reflects the activity for redeemable common and preferred units for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Redeemable Common Units	Series B Preferred Units	Series C Preferred Units
Balance at December 31, 2002	$8,497	$50,000	$25,000
Net income allocable to redeemable common units	214	4,438	2,218
Distributions to redeemable common units	(769)	(4,438)	(2,218)
Adjustment to reflect redeemable common units at redemption value	1,739	—	—
Balance at December 31, 2003	9,681	50,000	25,000
Net income allocable to redeemable common units	206	99	2,077
Acquisition of properties in exchange for limited partner common units	6,152	—	—
Conversion of redeemable common units	(171)	—	—
Distributions to redeemable common units	(808)	(99)	(2,077)
Adjustment to reflect redeemable common units at redemption value	1,692	—	—
Redemption of Series B and C Preferred Units	—	(50,000)	(25,000)
Balance at December 31, 2004	16,752	—	—
Net income allocable to redeemable common units	241	—	—
Acquisition of properties in exchange for limited partner common units	6,052	—	—
Purchase of limited partner common units	(1,372)	—	—
Distributions to redeemable common units	(1,168)	—	—
Adjustment to reflect redeemable common units at redemption value	1,507	—	—
Balance at December 31, 2005	$22,012	$—	$—

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

(14) Newly Issued Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN No. 47 is effective for the fiscal year ended December 31, 2005. The adoption of FIN No. 47 did not have a material effect on the Operating Partnership’s consolidated results of operations, financial position, or liquidity.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Operating Partnership does not expect the adoption of SFAS No. 154 to have a material impact on the Operating Partnership’s financial condition and results of operations, financial position, or liquidity.

In September 2005, the Emerging Issues Task Force issued Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, (“EITF No. 04-5”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The adoption of EITF No. 04-5 did not have a material effect on the Operating Partnership’s consolidated results of operations, financial position, or liquidity.

(15) Subsequent Events

In late January 2006, the Operating Partnership finalized an agreement to sell eight of its shopping centers, consisting of 0.8 million square feet of GLA owned by the Operating Partnership. The shopping centers are being sold as a portfolio to a single buyer and constitute all of the Operating Partnership’s centers in Nebraska and South Dakota. The transaction is expected to be completed by the end of the first quarter of 2006. The carrying amount of the associated assets and liabilities at December 31, 2005 were $52.5 million and $0.8 million, respectively. It is expected that the results of operations of these shopping centers will be reclassified to discontinued operations in the Operating Partnership’s prospective financial statements.

In late March 2006, the Operating Partnership finalized an agreement to sell one of its shopping centers in Trotwood, OH, consisting of 0.3 million square feet of GLA owned by the Operating Partnership. The transaction is expected to be completed by the end of the second quarter of 2006. The carrying amount of the associated assets and liabilities at December 31, 2005 were $22.2 million and $10.4 million, respectively. It is expected that the results of operations of this shopping center will be reclassified to discontinued operations in the Operating Partnership’s prospective financial statements.

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005				Date	Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
RETAIL SHOPPING CENTERS
ALABAMA

Montgomery Commons Montgomery, AL	$8,305		$2,527	$8,459	$175		$2,527	$8,634	$11,161	$963	2002	3 - 39
CONNECTICUT
Crossroads I & II Manchester, CT	—		5,758	19,276	—		5,758	19,276	25,034	241	2005	15 - 39
Crossroads III Manchester, CT	14,762	(1)	2,733	9,150	—		2,733	9,150	11,883	86	2005	15 - 39
Hale Road Manchester, CT	14,600	(2)	4,036	13,512	—		4,036	13,512	17,548	126	2005	15 - 39
Northern Hills Manchester, CT		(2)	1,025	3,433	—		1,025	3,433	4,458	32	2005	15 - 39
Slater Street Manchester, CT		(1)	2,521	8,438	—		2,521	8,438	10,959	79	2005	15 - 39
GEORGIA
Shenandoah Plaza Newnan, GA	—		1,352	4,530	71		1,353	4,600	5,953	994	2000	4 - 39
ILLINOIS
Bartonville Square Bartonville, IL	—		572	1,914	227		572	2,141	2,713	459	2000	10 - 39
Butterfield Square Libertyville, IL	—		3,328	11,139	179		3,344	11,302	14,646	2,510	2000	5 - 39
The Commons of Chicago Ridge Chicago Ridge, IL	—		9,254	30,982	2,359		9,273	33,322	42,595	7,685	2000	4 - 39
The Commons of Crystal Lake Crystal Lake, IL	—		7,193	24,079	888		7,455	24,705	32,160	5,470	2000	4 - 39
Crossroads Centre Fairview Heights, IL	—		3,614	12,099	755		3,802	12,666	16,468	2,744	2000	5 - 39
Fairhills Shopping Center Springfield, IL	—		1,369	4,583	443		1,369	5,026	6,395	1,036	2000	10 - 39
Heritage Square Naperville, IL	—		5,554	18,593	721		5,625	19,243	24,868	4,294	2000	3 - 39
High Point Centre Lombard, IL	—		5,621	18,817	1,037		5,736	19,739	25,475	4,312	2000	3 - 39
Long Meadow Commons Mundelein, IL	9,472		3,507	11,741	117		3,597	11,768	15,365	749	2004	3 - 39
Parkway Pointe Springfield, IL	—		1,059	3,546		(1)	1,059	3,545	4,604	773	2000	10 - 39

S-III-1

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Rivercrest
Crestwood, IL	—	10,043	33,620	909	10,042	34,530	44,572	7,568	2000	3 - 39
Rollins Crossing
Round Lake Beach, IL	—	3,839	12,852	136	3,839	12,988	16,827	2,823	2000	1 - 39
Sangamon Center North
Springfield, IL	—	2,450	8,204	132	2,450	8,336	10,786	1,817	2000	10 - 39
Sheridan Village
Peoria, IL	—	5,293	17,716	1,867	5,660	19,216	24,876	4,249	2000	3 - 39
Sterling Bazaar
Peoria, IL	—	1,619	5,419	235	1,779	5,494	7,273	1,250	2000	5 - 39
Twin Oaks Centre
Silvis, IL	—	1,832	6,131	295	1,841	6,417	8,258	1,495	2000	5 - 39
Wardcliffe Shopping Center
Peoria, IL	—	503	1,682	257	566	1,876	2,442	434	2000	5 - 39
Westview Center
Hanover Park, IL	—	6,527	21,852	1,014	6,944	22,449	29,393	4,994	2000	5 - 39
INDIANA
Apple Glen Crossing
Fort Wayne, IN	—	4,337	14,518	88	4,337	14,606	18,943	1,690	2002	5 - 39
County Line Mall
Indianapolis, IN	—	4,616	15,451	2,785	4,629	18,223	22,852	3,733	2000	3 - 39
Double Tree Plaza
Winfield, IN	—	1,404	4,703	36	1,420	4,723	6,143	1,041	2000	10 - 39
Germantown Shopping Center
Jasper, IN	—	1,829	6,124	1,781	1,899	7,835	9,734	1,898	2000	3 - 39
King’s Plaza
Richmond, IN	—	983	3,290	498	1,111	3,660	4,771	881	2000	10 - 39
Lincoln Plaza
New Haven, IN	—	1,241	4,155	425	1,241	4,580	5,821	993	2000	9 - 39
Martin’s Bittersweet Plaza
Mishawaka, IN	—	1,110	3,717	946	1,110	4,663	5,773	874	2000	3 - 39
Rivergate Shopping Center
Shelbyville, IN	—	1,299	4,350	385	1,299	4,735	6,034	1,007	2000	5 - 39
Sagamore Park Centre
West Lafayette, IN	—	1,768	5,919	888	1,768	6,807	8,575	1,416	2000	5 - 39
Speedway SuperCenter
Indianapolis, IN	—	11,446	38,322	4,756	11,677	42,847	54,524	9,297	2000	3 - 39
The Village
Gary, IN	—	2,649	8,871	5,436	2,678	14,278	16,956	3,164	2000	2 - 39
Washington Lawndale Commons
Evansville, IN	—	4,757	15,924	2,391	5,524	17,548	23,072	3,979	2000	4 - 39

S-III-2

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
IOWA
Burlington Plaza West Burlington, IA	—	1,409	4,719	560	1,544	5,144	6,688	1,095	2000	2 - 39
Davenport Retail Center Davenport, IA	—	1,355	4,539	1	1,356	4,539	5,895	990	2000	10 - 39
Kimberly West Davenport, IA	—	1,380	4,623	407	1,442	4,968	6,410	1,072	2000	5 - 39
Parkwood Plaza Urbandale, IA	—	1,950	6,527	123	1,950	6,650	8,600	1,480	2000	4 - 39
Southgate Shopping Center Des Moines, IA	2,285	994	3,327	664	1,200	3,785	4,985	848	2000	7 - 39
Spring Village Davenport, IA	—	673	2,255	566	798	2,696	3,494	675	2000	5 - 39
Warren Plaza Dubuque, IA	—	1,439	4,818	168	1,590	4,835	6,425	1,088	2000	5 - 39
KANSAS
Mid State Plaza Salina, KS	—	1,718	5,752	3,641	2,343	8,768	11,111	1,637	2000	2 - 39
Santa Fe Square Olathe, KS	—	2,465	8,252	984	2,786	8,915	11,701	1,975	2000	3 - 39
Shawnee Parkway Plaza Shawnee, KS	—	1,176	3,936	337	1,298	4,151	5,449	1,024	2000	4 - 39
Westchester Square Lenexa, KS	—	3,128	10,473	506	3,246	10,861	14,107	2,521	2000	3 - 39
West Loop Shopping Center Manhattan, KS	—	3,285	10,997	568	3,456	11,394	14,850	2,478	2000	2 - 39
KENTUCKY
Dixie Plaza Louisville, KY	—	719	2,406	21	719	2,427	3,146	538	2000	5 - 39
Midtown Mall Ashland, KY	—	1,924	6,444	497	1,925	6,940	8,865	1,636	2000	3 - 39
Plainview Village Center Louisville, KY	—	2,701	9,044	1,018	2,738	10,025	12,763	2,209	2000	3 - 39
Stony Brook Louisville, KY	—	3,319	11,110	615	3,428	11,616	15,044	2,534	2000	3 - 39
MASSACHUSETTS
Berkshire Crossing Pittsfield, MA	20,408	6,964	23,313	1,277	6,989	24,565	31,554	3,265	2002	3 - 39

S-III-3

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Burlington Square Burlington, MA	14,522	5,930	19,853	95	5,930	19,948	25,878	789	2004	4 - 39
MICHIGAN
Cherry Hill Marketplace Westland, MI	—	2,639	4,113	6,525	2,640	10,637	13,277	2,349	2000	4 - 39
Grand Traverse Crossing Traverse City, MI	17,913	5,375	17,993	360	5,453	18,275	23,728	2,501	2002	4 - 39
The Courtyard Burton, MI	—	2,039	6,831	294	2,040	7,124	9,164	1,523	2000	4 - 39
Redford Plaza Redford, MI	—	5,520	18,482	961	5,521	19,442	24,963	4,254	2000	4 - 39
MINNESOTA
Austin Town Center Austin, MN	—	2,096	7,015	139	2,095	7,155	9,250	1,613	2000	4 - 39
Brookdale Square Brooklyn Center, MN	—	2,191	7,335	504	2,220	7,810	10,030	1,654	2000	10 - 39
Burning Tree Plaza Duluth, MN	—	3,355	11,230	1,488	3,462	12,611	16,073	2,600	2000	5 - 39
Central Valu Center Columbia Heights, MN	—	2,144	7,176	57	2,193	7,184	9,377	1,580	2000	10 - 39
Elk Park Center Elk River, MN	7,947	4,440	14,866	302	4,446	15,162	19,608	3,409	2000	5 - 39
Har Mar Mall Roseville, MN	—	10,281	34,418	4,881	10,383	39,197	49,580	8,518	2000	3 - 39
Hub West/Richfield Hub Richfield, MN	—	3,269	10,948	1,441	3,270	12,388	15,658	2,883	2000	3 - 39
Marketplace at 42 Savage, MN	—	5,070	16,973	535	5,094	17,484	22,578	3,786	2000	5 - 39
Roseville Center Roseville, MN	—	1,571	5,257	1,249	1,570	6,507	8,077	1,340	2000	4 - 39
Southport Centre Apple Valley, MN	9,764	3,915	13,106	498	3,945	13,574	17,519	2,900	2000	5 - 39
Sun Ray Shopping Center St. Paul, MN	—	4,669	15,628	5,869	4,725	21,441	26,166	3,965	2000	5 - 39
Ten Acres Center West St. Paul, MN	—	2,368	7,930	595	2,344	8,549	10,893	1,918	2000	4 - 39
Terrace Mall Robbinsdale, MN	—	2,030	6,799	678	2,031	7,476	9,507	1,578	2000	4 - 39

S-III-4

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Westwind Plaza Minnetonka, MN	—	2,511	8,409	1,351	2,676	9,595	12,271	2,263	2000	4 - 39
White Bear Hills White Bear Lake, MN	—	1,412	4,732	110	1,413	4,841	6,254	1,067	2000	5 - 39
MISSOURI
Ellisville Square Ellisville, MO	—	2,577	8,627	875	2,827	9,252	12,079	2,069	2000	5 - 39
Grandview Plaza Florissant, MO	—	3,555	11,902	1,587	3,974	13,070	17,044	2,831	2000	5 - 39
Hub Shopping Center Independence, MO	—	1,578	5,281	673	1,709	5,823	7,532	1,355	2000	5 - 39
Liberty Corners Liberty, MO	—	1,904	6,375	712	2,039	6,952	8,991	1,549	2000	4 - 39
Maplewood Square Maplewood, MO	—	1,080	3,616	87	1,080	3,703	4,783	850	2000	5 - 39
Marketplace at Independence Independence, MO	—	4,612	15,441	523	4,758	15,818	20,576	2,128	2002	2 - 39
Prospect Plaza Gladstone, MO	—	3,479	11,647	501	3,479	12,148	15,627	2,943	2000	5 - 39
Watts Mill Plaza Kansas City, MO	—	3,180	10,645	283	3,348	10,760	14,108	2,412	2000	5 - 39
NEBRASKA
Bishop Heights Lincoln, NE	—	318	1,062	118	370	1,128	1,498	250	2000	5 - 39
Cornhusker Plaza South Sioux City, NE	—	1,122	3,754	98	1,190	3,784	4,974	846	2000	5 - 39
Eastville Plaza Fremont, NE	—	1,137	3,805	78	1,162	3,858	5,020	849	2000	2 - 39
Edgewood Shopping Center Lincoln, NE	—	2,890	9,674	1,220	2,982	10,802	13,784	2,249	2000	3 - 39
La Vista La Vista, NE	—	15,433	—	66	15,433	66	15,499	—	2005	N/A
The Meadows Lincoln, NE	—	1,037	3,471	24	1,037	3,495	4,532	776	2000	4 - 39
Miracle Hills Park Omaha, NE	—	1,739	5,824	488	1,761	6,290	8,051	1,406	2000	3 - 39
Stockyards Plaza Omaha, NE	—	2,122	7,102	214	2,180	7,258	9,438	1,604	2000	3 - 39
NEW HAMPSHIRE
Bedford Grove Bedford, NH	3,915	3,595	12,037	152	3,602	12,182	15,784	1,659	2002	5 - 39

S-III-5

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
NEW JERSEY
Cross Keys Commons Washington Township, NJ	—	6,150	20,589	4,028	5,800	24,967	30,767	1,754	2002	5 - 39
Old Bridge Gateway Old Bridge Township, NJ	—	8,589	28,753	256	8,589	29,009	37,598	449	2005	15 - 39
NEW MEXICO
St. Francis Plaza Santa Fe, NM	675	891	2,989	55	946	2,989	3,935	661	2000	10 - 39
NEW YORK
Salmon Run Plaza Watertown, NY	4,603	2,096	7,015	166	2,103	7,174	9,277	945	2002	15 - 39
NORTH CAROLINA
The Commons at Chancellor Park Charlotte, NC	—	4,922	16,502	2,828	4,922	19,330	24,252	4,657	1999	5 - 39
Franklin Square Gastonia, NC	—	6,084	20,369	725	6,235	20,943	27,178	3,361	2001	5 - 39
OHIO
30th Street Plaza Canton, OH	—	3,071	10,279	64	3,098	10,316	13,414	2,249	2000	8 - 39
Clock Tower Plaza Lima, OH	—	3,409	11,409	349	3,552	11,615	15,167	2,655	2000	2 - 39
Salem Consumer Square Trotwood, OH	9,802	5,964	19,965	378	6,053	20,254	26,307	4,489	2000	5 - 39
PENNSYLVANIA
Warminster Towne Center Warminster, PA	21,201	7,677	25,703	266	7,677	25,969	33,646	2,960	2002	6 - 39
SOUTH CAROLINA
Fairview Corners Simpsonville, SC	—	4,726	15,821	—	4,726	15,821	20,547	296	2005	15 - 39
SOUTH DAKOTA
Baken Park Rapid City, SD	—	3,119	10,440	803	3,119	11,243	14,362	2,641	2000	3 - 39
TENNESSEE
Williamson Square Franklin, TN	—	4,779	15,994	2,671	4,874	18,570	23,444	4,224	2000	3 - 39
The Market of Wolfcreek Memphis, TN	22,761	8,357	27,977	133	8,357	28,110	36,467	1,061	2004	10 - 39
WISCONSIN
Fairacres Shopping Center Oshkosh, WI	—	1,563	5,230	223	1,612	5,404	7,016	1,155	2000	10 - 39

S-III-6

SCHEDULE III

BRADLEY OPERATING LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

The following table sets forth detail with respect to the properties, and related encumbrances, owned by the Company at December 31, 2005.

		Initial Cost to the Company		Capitalized	Gross Amount Carried at December 31, 2005					Lives on Which
		Land and	Buildings and	Subsequent to	Land and	Buildings and		Accumulated	Date Acquired	Depreciation is
Property Name and Location	Encumbrances	Improvements	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	by Company	Computed
Fitchburg Ridge Madison, WI	—	481	1,611	946	531	2,507	3,038	529	2000	5 - 39
Fox River Plaza Burlington, WI	—	1,654	5,536	156	1,654	5,692	7,346	1,298	2000	3 - 39
Madison Plaza Madison, WI	—	904	3,026	310	904	3,336	4,240	853	2000	4 - 39
Mequon Pavilions Mequon, WI	—	6,296	21,075	2,684	6,443	23,612	30,055	5,175	2000	3 - 39
Moorland Square New Berlin, WI	—	1,881	6,299	79	1,912	6,347	8,259	1,392	2000	4 - 39
Oak Creek Centre Oak Creek, WI	—	1,357	4,546	995	1,380	5,518	6,898	1,047	2000	4 - 39
Park Plaza Manitowoc, WI	—	1,586	5,305	734	1,693	5,932	7,625	1,314	2000	4 - 39
Spring Mall Greenfield, WI	8,021	3,136	10,499	4,341	3,243	14,733	17,976	2,921	2000	5 - 39
Taylor Heights Sheboygan, WI	—	1,976	6,618	43	1,976	6,661	8,637	1,447	2000	7 - 39
TOTAL	$ 190,956	$ 382,018	$ 1,222,553	$ 103,048	$ 390,188	$ 1,317,431	$ 1,707,619	$ 242,020

(1)          Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $14,762,000 at December 31, 2005.

(2)          Noted properties are cross collateralized securing total mortgage indebtedness with a balance of $14,600,000 at December 31, 2005.

S-III-7

SCHEDULE III

	Years ended December 31,
	2005	2004
Cost:
Balance, beginning of year	$1,497,981	1,420,548
Acquisitions and other additions	210,278	111,415
Sale of properties and other deductions	(640)	(33,982)
Balance, end of year	$1,707,619	1,497,981
Accumulated Depreciation:
Balance, beginning of year	$180,781	137,559
Depreciation provided	61,418	48,233
Sale of properties and other deductions	(179)	(5,011)
Balance, end of year	$242,020	180,781

S-III-8