Form 10-Q
period 2006-03-31
BRADLEY OPERATING L P
filed 2006-05-15
CIK 1039189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

BRADLEY OPERATING LIMITED PARTNERSHIP

PART I

ITEM 1.                Financial Statements

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Unaudited and in thousands of dollars)

	March 31, 2006	December 31, 2005
Assets
Real estate investments, net	$1,380,997	$1,465,599
Real estate held for sale, net	72,481	—
Cash and cash equivalents	3,619	—
Accounts receivable, net of allowance for doubtful accounts of $6,573 in 2006 and $6,234 in 2005	34,035	32,755
Intercompany advances	88,448	78,302
Prepaids and other assets	9,090	11,718
Investments in unconsolidated joint ventures	5,395	5,211
Deferred financing and leasing costs	32,046	34,730
Total assets	$1,626,111	$1,628,315
Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$179,710	$190,956
Mortgage loan payable associated with real estate held for sale	9,674	—
Unsecured notes payable	100,000	101,490
Related party line of credit facility	294,000	328,000
Related party bridge loan payable	100,000	50,000
Related party notes payable	350,000	350,000
Accrued expenses and other liabilities	54,431	49,579
Accrued distributions	18,753	18,775
Total liabilities	1,106,568	1,088,800
Redeemable common units, 618,087 and 659,051 common units outstanding at March 31, 2006 and December 31, 2005, respectively, at redemption value	24,470	22,012
Partners’ capital:
General partner; 32,568,441 units outstanding at March 31, 2006 and December 31, 2005	437,423	458,234
Limited partner; 2,533,304 units outstanding at March 31, 2006 and December 31, 2005	57,650	59,269
Total partners’ capital	495,073	517,503
Total liabilities and partners’ capital	$1,626,111	$1,628,315

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Operations

Three Months ended March 31, 2006 and 2005

(Unaudited and in thousands, except per-unit data)

	Three Months Ended March 31,
	2006	2005
Revenue:
Rentals and recoveries	$51,796	$47,372
Interest, other, and joint venture fee income	542	1,142
Total revenue	52,338	48,514
Expenses:
Property operating expenses	6,886	7,518
Real estate taxes	8,608	7,439
Depreciation and amortization	17,755	13,011
Interest	14,277	11,374
General and administrative	4,813	1,738
Impairment loss	1,455	—
Total expenses	53,794	41,080
(Loss) income before equity in income from unconsolidated joint ventures	(1,456)	7,434
Gains on land sales	171	—
(Loss) income before minority interests	(1,285)	7,434
Equity in income from unconsolidated joint ventures	209	104
(Loss) income before discontinued operations	(1,076)	7,538
Income from discontinued operations	1,354	930
Net income attributable to common unitholders	$278	$8,468
Basic and diluted earnings per common unit:
(Loss) income attributable to common unitholders before discontinued operations	$(0.03)	$0.22
Income from discontinued operations	0.04	0.03
Income attributable to common unitholders	$0.01	$0.25
Weighted average common units outstanding	35,739	34,310

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

(unaudited and in thousands of dollars)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$278	$8,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,170	13,789
Amortization of deferred debt financing costs	4	412
Amortization of debt premiums	(395)	(327)
Income from unconsolidated joint ventures	(209)	(104)
Gains on land sales	(171)	—
Impairment loss	1,455	—
Changes in operating assets and liabilities	6,435	(4,435)
Net cash provided by operating activities	25,567	17,803
Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(3,791)	(5,213)
Proceeds from sale of real estate	285	—
Expenditures for investment in joint ventures	(19)	—
Expenditures for capitalized leasing commissions	(879)	(1,088)
Net cash used for investing activities	(4,404)	(6,301)
Cash flows from financing activities:
Repayments of mortgage loans payable	(1,179)	(1,139)
Proceeds from prior line of credit facility	—	26,000
Proceeds from new related party line of credit facility	15,000	211,000
Repayments under new related party line of credit facility	(49,000)	—
Repayments under prior line of credit facility	—	(11,000)
Repayment of prior line of credit facility	—	(211,000)
Proceeds from related party bridge loan	50,000	—
Intercompany advances	(10,605)	(10,794)
Repayment of unsecured notes payable	(1,490)	—
Repurchase of redeemable common units	(1,498)	—
Distributions paid to general partner	(17,098)	(17,098)
Distributions paid to limited partner	(1,331)	(640)
Distributions paid to redeemable common unitholders	(343)	(274)
Net cash used for financing activities	(17,544)	(14,945)
Net increase (decrease) in cash and cash equivalents	3,619	(3,443)
Cash and cash equivalents:
Beginning of period	—	4,558
End of period	$3,619	$1,115

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Notes to Condensed Consolidated Financial Statements

1.                 Organization

Basis of Presentation

Bradley Operating Limited Partnership (the “Operating Partnership”) is the entity through which Heritage Property Investment Trust, Inc. (“Heritage,” or the “Company”) conducts substantially all of its business in the Midwestern United States. Through a wholly-owned subsidiary, Heritage acquired all of the general partner units of the Operating Partnership issued to Bradley Real Estate Inc., the former general partner of the Operating Partnership, on September 18, 2000. Through the acquisition, Heritage became the indirect general partner (through a wholly-owned subsidiary) of the Operating Partnership and through a wholly-owned subsidiary directly holds general and limited partner common units. At March 31, 2006 and December 31, 2005, the Operating Partnership owned (either directly or through subsidiaries) 115 neighborhood and community shopping centers.

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

The condensed consolidated financial statements of the Operating Partnership contained in this report were prepared from the books and records of the Operating Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Amounts presented in the condensed consolidated balance sheet as of December 31, 2005 are derived from the audited financial statements of the Operating Partnership at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2005 amounts, consisting primarily of discontinued operations, have been made to conform to the 2006 presentation.

The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership’s financial statements and notes thereto contained in the Operating Partnership’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006. In addition, these financial statements should be read in conjunction with the separate condensed consolidated financial statements of Heritage as of and for the three-month period ended March 31, 2006, which include the Operating Partnership’s results, as contained in Heritage’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2006.

2.                 Supplemental Cash Flow Information

During the three-month periods ended March 31, 2006 and 2005 interest paid was $12.3 million and $9.7 million, respectively, of which $5.1 million and $0, respectively, were paid to a related party.

Included in accrued expenses and other liabilities at March 31, 2006 and December 31, 2005 are accrued expenditures for real estate investments of $0.4 million and $2.5 million, respectively.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

3.                 Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	March 31, 2006	December 31, 2005
Land	$241,572	$254,520
Land improvements	128,415	135,668
Buildings and improvements	1,193,114	1,259,297
Tenant improvements	51,197	52,868
Improvements and developments in process	7,461	5,266
	1,621,759	1,707,619
Accumulated depreciation and amortization	(240,762)	(242,020)
Real estate investments, net	1,380,997	1,465,599
Real estate held for sale (net of accumulated depreciation of $10,758)	72,481	—
Net carrying value of real estate investments	$1,453,478	$1,465,599

Dispositions

During the three-month period ended March 31, 2006, the Operating Partnership disposed of two parcels of land in separate transactions for a purchase price of $0.3 million, resulting in a gain of $0.2 million.

Real Estate Assets Held for Sale

In January 2006, the Operating Partnership finalized a purchase and sale agreement to sell eight of its shopping centers, consisting of 0.8 million square feet of GLA owned by the Operating Partnership. The shopping centers were sold as a portfolio to a single buyer and constituted all of the Operating Partnership’s shopping centers in Nebraska and South Dakota. The sale was completed on April 18, 2006 for a purchase price of $69.4 million and an expected gain on sale of approximately $17.0 million which will be recorded in the three-month period ending June 30, 2006. The results of operations were reported as discontinued operations in the accompanying statements of operations and the properties were classified as held for sale as of January 31, 2006 on the accompanying March 31, 2006 balance sheet.

In March 2006, the Operating Partnership finalized a purchase and sale agreement to sell one of its shopping centers in Trotwood, Ohio, consisting of 0.3 million square feet of GLA owned by the Operating Partnership. The sale was completed on April 26, 2006 for a purchase price of $23.1 million and an expected gain on sale of approximately $1.3 million which will be recorded in the three-month period ending June 30, 2006. In connection with the sale, the Operating Partnership incurred a loss of approximately $1.3 million from a prepayment penalty related to the early extinguishment of the mortgage loan on the shopping center which will be recorded in the three-month period ending June 30, 2006. The results of operations were reported as discontinued operations in the accompanying statements of operations and the properties and related mortgage loans payable were classified as held for sale as of March 31, 2006 on the accompanying March 31, 2006 balance sheet.

In May 2006, the Operating Partnership finalized an agreement to sell one of its shopping centers in Montgomery, Alabama, consisting of 0.1 million square feet of GLA owned by the Operating Partnership. The transaction is expected to be completed by the end of the second quarter of 2006. The carrying amounts of the associated assets and liabilities at March 31, 2006 were $9.3 million and $8.4 million, which includes $8.3 million of mortgage loan payable, respectively. It is expected that the results of operations of this shopping center will be reclassified to discontinued operations in the Operating Partnership’s prospective financial statements.

Impairment Loss on Real Estate Investments

During the three-month period ended March 31, 2006, the Operating Partnership recorded a loss of $1.5 million in connection with the impairment of one shopping center located in Alabama and one shopping center located in Wisconsin. The Operating Partnership has been working with brokers to explore possible sales of these properties and, as a result of negotiations with potential acquirers, the Operating Partnership has concluded, in connection with the preparation of its financial statements for the three-month period ended March 31, 2006, that the carrying value of these assets exceeded their fair value as of March 31, 2006. The fair value of the properties is determined based on the Operating Partnership’s estimate of the amount for which the properties could be sold in a transaction between willing parties.

4.                 Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Operating Partnership accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the three-month period ended June 30, 2005. The Operating Partnership is not the record-keeper of the joint venture, and otherwise does not have immediate access to such records. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. As a result, the operations for the period from October 1, 2005 through December 31, 2005 and October 1, 2004 through December 31, 2004 are included in the accompanying consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005, respectively, and are classified as Equity in Income from Unconsolidated Joint Ventures.

The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of March 31, 2006, $18.0 million was outstanding under the construction loan and recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Operating Partnership (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. Because the estimated fair value of the guarantee as of March 31, 2006 is not material to the Operating Partnership’s financial position, no liability or additional investment has been recorded related to the guarantee’s fair value.

Skillman Abrams Shopping Center

In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Operating Partnership has a 25% interest in the joint venture and an affiliate is the property manager of Skillman Abrams pursuant to a property management agreement. The Operating Partnership accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in reporting the operations of the joint venture and the operations for the period from January 1, 2006 through March 31, 2006 are included in the accompanying

2006 consolidated statement of operations and are classified as Equity in Income from Unconsolidated Joint Ventures.

5.                 Debt

Line of Credit Facility

On March 29, 2005, Heritage refinanced its prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage’s request, subject to the agent’s consent, this new line of credit may be increased to $500 million. Heritage is the borrower under this new line of credit and the Operating Partnership, Heritage Property Investment Limited Partnership (“Heritage OP”) and certain of Heritage’s other subsidiaries have guaranteed the new line of credit. The new line of credit is being used principally to fund growth opportunities and for working capital purposes.

Heritage’s ability to borrow under this new line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. The new line of credit, except under some circumstances, limits Heritage’s ability to make distributions in excess of 95% of Heritage’s annual funds from operations. In addition, the new line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage’s debt rating. The new credit facility also includes a competitive bid option program that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at March 31, 2006, was 5.34%. The new line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this new line of credit, Heritage established a related party line of credit with the Operating Partnership by advancing the proceeds from the new line of credit to the Operating Partnership. The terms of this related party line of credit facility are substantially identical to Heritage’s line of credit facility and is shown as Related Party Line of Credit Facility on the accompanying March 31, 2006 and December 31, 2005 balance sheets. The Operating Partnership used these funds to repay the entire outstanding balance of the Operating Partnership’s prior line of credit. As of March 31, 2006 and December 31, 2005, $294 million and $328 million, respectively, was outstanding under this related party line of credit facility. Accrued interest payable of $1.3 million as of March 31, 2006 and December 31, 2005 relating to the related party line of credit is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party line of credit was $4.8 million and $0.1 million for the three-month periods ended March 31, 2006 and 2005, respectively.

Bridge Loan

On November 28, 2005, Heritage entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. Heritage’s ability to borrow under the bridge loan is subject to its ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits Heritage’s ability to make distributions in excess of 95% of its annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon Heritage’s debt rating. The variable rate in effect at March 31, 2006 was 5.43%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments. Heritage is the borrower under this bridge loan, and the Operating Partnership and Heritage OP have guaranteed this bridge loan. This bridge loan is being used principally to fund growth opportunities and for working capital purposes.

Upon entering into this bridge loan, Heritage established a related party bridge loan facility with the Operating Partnership by advancing the proceeds from the bridge loan to the Operating Partnership. This bridge loan facility, the terms of which are substantially identical to Heritage’s bridge loan facility, and the facility shown as Related Party Bridge Loan Payable on the accompanying March 31, 2006 and December 31, 2005 balance sheets. As of March 31, 2006 and December 31, 2005, $100 million and $50 million, respectively, had been drawn under this related party bridge loan. Accrued interest payable of $0.5 million and $0.2 million as of March 31, 2006 and December 31, 2005, respectively, relating to the related party bridge loan is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party bridge loan was $0.6 million and $0 for the three-month periods ended March 31, 2006 and 2005, respectively.

Guaranty of Unsecured Debt

On April 1, 2004, Heritage issued $200 million aggregate principal unsecured senior notes at an interest rate of 5.125% due April 15, 2014 with interest payable semiannually commencing on October 15, 2004. On October 15, 2004, Heritage issued $150 million aggregate principal unsecured notes (collectively, with the $200 million notes, the “Notes”) at an interest rate of 4.5% due October 15, 2009 with interest payable semiannually commencing on April 15, 2005. The Notes may be redeemed at any time at the option of Heritage, in whole or in part, at a redemption price equal to the sum of (1) the principal amount of the Notes being redeemed plus accrued interest on the Notes to the redemption date and (2) a make-whole amount, if any, with respect to the Notes that is designed to provide yield maintenance protection to the holders of these Notes.

Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s then existing line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the line of credit at terms substantially identical to the Notes. These intercompany notes are classified as related party notes payable in the accompanying March 31, 2006 and December 31, 2005 consolidated balance sheet. Accrued interest payable of $7.8 million and $3.5 million, respectively, as of March 31, 2006 and December 31, 2005, relating to the related party unsecured notes payable is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for these related party unsecured notes was $4.3 million for each of the three-month periods ended March 31, 2006 and 2005, respectively.

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

Selected financial information of Heritage OP, the co-guarantor of the new line of credit, the bridge loan and the unsecured debt, is as follows as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	March 31,	December 31,
Description	2006	2005
Real estate investments, net	$831,865	$839,804
Other assets	$71,695	$64,455
Total assets	$903,560	$904,259
Indebtedness(1)	$521,375	$518,163
Other liabilities	$40,401	$53,563
Partners’ capital	$341,784	$332,533

	Three months ended March 31,
Description	2006	2005
Total revenue	$35,888	$36,680
Net income	$3,815	$5,121

(1)          The Operating Partnership and the Heritage OP are co-guarantors under the line of credit, bridge loan, and unsecured debt. However, for purposes of the above footnote, amounts due under the line of credit, bridge loan, and unsecured debt are not included as the entire outstanding balances have been included on the accompanying Operating Partnership’s balance sheets. Indebtedness includes $88,448 and $78,302 of intercompany advances payable to the Operating Partnership at March 31, 2006 and December 31, 2005, respectively.

6.                  Income Taxes

The Operating Partnership is not liable for Federal income taxes as each partner reports its allocable share of income and deductions on its respective return. Accordingly, no provision for Federal income taxes is reported in the accompanying consolidated financial statements.

7.                  Related Party Transactions

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), Heritage’s largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $4.9 million for the three-month period ended March 31, 2006, representing approximately 3.1% of the Operating Partnership’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, as of March 31, 2006, the Operating Partnership had outstanding accounts receivable for contractual and straight-line rent of $0.6 million. TJX pays the Operating Partnership rent in accordance with 20 leases at its properties.

In June 2004, Michael J. Joyce became a member of the Heritage board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.3 million for the three-month period ended March 31, 2006, representing approximately 0.2% of the Operating Partnership’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, as of March 31, 2006, Bradley OP had outstanding accounts receivable for contractual and straight-line rent of $28,000. A.C. Moore pays Bradley OP rent in accordance with one lease at its properties.

8.                 Segment Reporting

The Operating Partnership predominantly operates in one industry segment—real estate ownership and management of retail properties. As of March 31, 2006 and December 31, 2005, the Operating Partnership owned 115 community and neighborhood shopping centers. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Operating Partnership defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

9.                 Subsequent Event

In May 2006, the Operating Partnership contributed approximately $31.5 million for a 50% joint venture interest in a 42 acre parcel of land in Riverhead, New York which is to be constructed into a shopping center.

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

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements made herein include: financial performance and operations of the Company’s shopping centers, including the Company’s tenants, real estate conditions, current and future bankruptcies of the Company’s tenants;  execution of shopping center redevelopment programs; the Company’s ability to finance the Company’s operations, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; completion of pending acquisitions; risks of development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; the availability of additional acquisitions, and the execution of joint venture opportunities; difficulties assimilating acquisitions made through future joint ventures; our inability to exercise voting control over the joint ventures through which we own or develop some of our properties; the level and volatility of interest rates and changes in the capitalization rates with respect to the acquisition and disposition of properties; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the ability to maintain our status as a REIT for federal income tax purpose; governmental approvals, actions and initiatives;  environmental/safety requirements and costs; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; changes in economic, business, competitive market and regulatory conditions;  acts of terrorism or war; the effects of hurricanes and other natural disasters; and other risks detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005,  and from time to time in other filings with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to unduly rely on such statements.

All references to “we,” “us,” “our,” “ours,” “Heritage” or the “Company” in this report refer to Heritage Property Investment Trust, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. All references to “Bradley OP” or the “Operating Partnership” in this report refer to Bradley Operating Limited Partnership, a subsidiary of Heritage, and to Bradley OP’s subsidiaries.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.” We are one of the nation’s largest owners of neighborhood and community shopping centers. As of March 31, 2006, we had a shopping center portfolio consisting of 171 shopping centers, located in 30 states and totaling approximately 35.0 million square feet of GLA, of which approximately 28.7 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.0% leased as of March 31, 2006.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or “Heritage OP”, and Bradley OP. Bradley OP, a Delaware limited partnership, is the primary entity through which Heritage conducts its operations in the Midwest. As of March 31, 2006, Bradley OP and its subsidiaries owned 115 shopping centers, located in 24 states and totaling approximately 19.0 million square feet of Bradley OP-owned GLA.

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

However, as an owner of community and neighborhood shopping centers, our performance is linked to economic conditions in the retail industry in those markets where our centers are located. The retail sector continues to change as a result of industry consolidation. This consolidation has created an excess of available retail space and increased competition for that space. We believe the nature of the properties that we own and invest in, primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics and growth prospects, provides a relatively stable revenue flow in uncertain economic times, as these properties are more resistant to economic down cycles. This resistance is due to the fact that consumers still need to purchase food and other goods found at grocers and other retailers, even in difficult economic times.

In the face of these challenging market conditions, we follow a dual growth strategy. The first part of our growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. In 2006, we anticipate that we will experience lower growth in net operating income within our existing portfolio than in the past two years as a result of higher vacancy and lower rental growth rates at certain properties located primarily in the Midwest.

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

In other instances, we have concluded that some properties do not meet our long-term ownership criteria as a result of their location, size or tenant mix. In the near future, we intend to dispose of these properties, allowing us to improve the overall quality of our portfolio and take advantage of favorable market conditions. Pursuant to this capital recycling program, early in the second quarter of 2006, we disposed of nine shopping centers located in Nebraska, South Dakota and Ohio and entered into agreements to sell five other properties located in Alabama, Kentucky and Wisconsin.

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

In connection with our capital recycling program, we may sell a property at a price that is less than the net book value of that property in our financial statements. In connection with a sale of a property, we may also prepay existing mortgage indebtedness on a property and incur a prepayment penalty in connection with that prepayment, as was the case with our sale in April 2006 of a shopping center in Trotwood, Ohio. In certain of those circumstances, we may incur significant losses and expenses that could negatively and materially impact our financial results.

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

During the past few years, as reflected below, our general and administrative expenses have been higher than anticipated as a result of increased staffing, various business initiatives aimed at future growth, the increased costs associated with being a public company, severance costs, compensation expense associated with a tax-offset provision previously included in the employment agreement of our Chief Executive Officer and the costs associated with the restatement of our historical financial statements in connection with this tax-offset provision. In particular, we have incurred higher costs associated with our review of our internal controls to ensure compliance with Section 404 of the Sarbanes-Oxley Act.

As of March 31, 2006, we had $1.5 billion of indebtedness, of which approximately $842.5 million was unsecured indebtedness. Although we expect to assume additional secured debt in connection with acquisitions, particularly acquisitions made through joint ventures, we intend to finance our operations and growth in the future primarily through borrowings under our line of credit facility, unsecured private or public debt offerings, or by additional equity offerings.

Critical Accounting Policies

We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of Bradley OP’s consolidated financial statements. The preparation of financial statements in conformity with GAAP requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. As a result, these estimates are subject to a degree of uncertainty.

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

Real Estate Investments

When we formed in July 1999, contributed real estate investments were recorded at the carry-over basis of our predecessor, which was the fair market value of the assets in conformity with GAAP applicable to pension funds. Subsequent acquisitions of real estate investments, including those acquired in connection with our acquisition of Bradley Real Estate, Inc. in September 2000 and other acquisitions since our formation, have been, and will continue to be, recorded at cost. Expenditures that substantially extend the useful life of a real estate investment are capitalized. Expenditures for maintenance, repairs and betterments that do not materially extend the useful life of a real estate investment are expensed as incurred. Thus, we must make judgments as to whether an expenditure will materially extend the useful life of a real estate investment and be capitalized, or rather, immediately expensed as a repair.

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

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Unless the Operating Partnership has specific information available related to the recoverability of a real estate investment, the review of recoverability is generally based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. During the three-month period ended March 31, 2006, the Operating Partnership recorded an impairment loss of $1.5 million related to one shopping center located in Alabama and one shopping center located in Wisconsin.

Real estate investments held for sale are carried at the lower of carrying amount or fair value less cost to sell. Depreciation and amortization are suspended during the period held for sale.

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

Investments in Joint Ventures

Upon entering into a joint venture agreement, Bradley OP assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”). As of March 31, 2006, Bradley OP had one investment in a joint venture that is a variable interest entity of which Bradley OP has determined that it is the primary beneficiary, as defined by FIN No. 46R. This investment is therefore consolidated in the accompanying consolidated financial statements of the Operating Partnership included in Item 1 of this Part of this Quarterly Report.

Bradley OP accounts for its investments in joint ventures that are not deemed to be variable interest entities pursuant to Accounting Principles Board (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”). As of March 31, 2006, Bradley OP accounted for its two unconsolidated joint ventures under the equity method of accounting, because the Operating Partnership does not control these entities, despite having the ability to exercise significant influence over them. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets, and the Operating Partnership’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Operating Partnership’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Operating Partnership recognizes fees received from joint ventures relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Results of Operations

Between January 1, 2005 and March 31, 2006, Bradley OP increased its total portfolio of properties (“Total Portfolio”) from 106 properties to 115 properties and from 17.6 million, Bradley OP-owned GLA to 19.0 million, Bradley OP-owned GLA. As a result of this growth of Bradley OP’s Total Portfolio, the financial data presented below show significant changes in revenues and expenses from period-to-period attributable to these acquisitions. To provide an additional meaningful comparison of results for the three-month periods ended March 31, 2006 and 2005, we present below changes in operating results with respect to those properties that Bradley OP owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) as well as with respect to our Total Portfolio.

During the three-month period ended March 31, 2006, Bradley OP classified nine properties as held for sale after purchase and sale agreements were finalized. None of these properties were disposed of as of March 31, 2006. As a result, in both the accompanying consolidated financial statements and the Total Portfolio column, the results associated with these nine properties are classified as discontinued operations. However, the results associated with these nine properties are segregated in a single line item in the Same Property Portfolio in the table below.

Comparison of the three-month period ended March 31, 2006 to the three-month period ended March 31, 2005.

The table below shows selected operating information for Bradley OP’s Total Portfolio and the 106 properties acquired prior to January 1, 2005 that remained in the Total Portfolio through March 31, 2006, which constitute the Same Property Portfolio for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Same Property Portfolio				Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$34,939	$34,056	$883	2.6%	$37,587	$34,056	$3,531	10.4%
Percentage rent	596	806	(210)	(26.1)%	596	806	(210)	(26.1)%
Recoveries	12,792	12,341	451	3.7%	13,470	12,341	1,129	9.1%
Other property	126	169	(43)	(25.4)%	143	169	(26)	(15.4)%
Total revenue	48,453	47,372	1,081	2.3%	51,796	47,372	4,424	9.3%
Expenses:
Property operating expenses	6,601	7,518	(917)	(12.2)%	6,886	7,518	(632)	(8.4)%
Real estate taxes	8,075	7,439	636	8.5%	8,608	7,439	1,169	15.7%
Net operating income, excluding real estate held for sale	33,777	32,415	1,362	4.2%	36,302	32,415	3,887	12.0%
Net operating income—held for sale assets	2,015	1,982	33	1.7%
Total net operating income (*)	$35,792	$34,397	$1,395	4.1%
Add:
Interest, other, and joint venture fee income					542	1,142	(600)	(52.5)%
Gains on land sales					171	—	171	100.0%
Equity in income from unconsolidated joint ventures					209	104	105	101.0%
Discontinued operations					1,354	930	424	45.6%
Deduct:
Depreciation and amortization					17,755	13,011	4,744	36.5%
Interest					14,277	11,374	2,903	25.5%
General and administrative					4,813	1,738	3,075	176.9%
Impairment loss					1,455	—	1,455	100.0%
Net income attributable to common unitholders					$278	$8,468	$(8,190)	(96.7)%

*                    For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 32-33.

The following discussion of our results of operations for the three-month periods ended March 31, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily due to the following:

•       an increase of $2.6 million due to seven properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, rental revenue increased by $0.9 million, excluding the effects of the discontinued operations with respect to those properties classified as held for sale, primarily as a result of additional rent related to a number of redevelopment projects at our shopping centers that were completed during fiscal year 2005.

Percentage Rent.   Percentage rent decreased $0.2 million primarily due to timing of notification and payments by tenants as well as lower sales volume and higher sales breakpoints for leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $0.7 million due to seven properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $0.5 million, excluding the effects of the discontinued operations with respect to those properties classified as held for sale, primarily as a result of an increase in real estate tax recovery income of $0.9 million due to an increase in tax recovery rates for the first quarter of 2006 compared to the first quarter of 2005. In addition, other reimbursements increased $0.2 million due to utility reconciliations activity. These increases were partially offset by a decrease of $0.6 million in common area maintenance income which was primarily due to a decrease in common area maintenance expenses.

Expenses

Property Operating Expenses.   Property operating expenses decreased primarily due to the following:

•       an increase of $0.3 million due to seven properties acquired after January 1, 2005, offset by:

•       on a Same Property Portfolio basis, a decrease of $0.9 million, excluding the effects of the discontinued operations with respect to those properties classified as held for sale, primarily due to a decrease of $1.1 million in snow removal costs partially offset by an increase in utility expenses of $0.1 million and an increase in insurance expense of $0.1 million.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $0.5 million related to seven properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $0.6 million, excluding the effects of the discontinued operations with respect to those properties classified as held for sale, primarily related to increased assessments for certain properties which had been previously redeveloped.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income decreased primarily due to a decrease of $0.7 million of tax incentive financing income received at our shopping centers during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005. This decrease was partially offset by increased fees from the Operating Partnership’s unconsolidated joint ventures. During the three-months ended March 31, 2006, the Operating Partnership had an interest in two unconsolidated joint ventures compared to having had only one such interest during the three-month period ended March 31, 2005.

Gains on Land Sales.   Gains on land sales increased as the result of the Operating Partnership having disposed of two parcels of land during the three-month period ended March 31, 2006.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations increased as a result of the cessation of depreciation expense for eight of the nine properties held for sale as of January 31, 2006.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $2.9 million primarily as a result of an increase in overall indebtedness of $194.3 million from March 31, 2005 to March 31, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of properties. In addition, the weighted average interest rate on our indebtedness increased from 5.35% at March 31, 2005 to 5.72% at March 31, 2006.

General and Administrative Expenses.   Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the three-month periods ended March 31, 2006 and 2005, Heritage allocated approximately 66% and 63%, respectively, of these remaining costs to Bradley OP.

Bradley OP’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $3.1 million from March 31, 2006 compared to March 31, 2005.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, increased $4.3 million, primarily as a result of the fact that general and administrative expenses for the three-month period ended March 31, 2005 were reduced by $3.3 million as a result of the impact of the Company’s variable accounting of certain stock options. These stock options were subject to a tax-offset payment provision contained in one employment agreement in the three-month period ended March 31, 2005. The expense associate with these stock options decreased during the three-month period ended March 31, 2005 because of a decrease in the Company’s stock price during that same period. Those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

After exclusion of the effect of the provision discussed above, the net $1.0 million increase in general and administrative expenses is primarily due to:

•       an increase of $1.2 million related to higher payroll and staffing costs and professional fees and other expenses associated with various Company business initiatives; and

•       an increase of $0.3 million of stock compensation expense primarily due to the expense associated with unvested options required under Statement of Financial Accounting Standards No, 123R, Share-Based Payment (“SFAS No. 123R”) as well as an overall increase in the Company’s stock price. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values beginning January 1, 2006.

This increase was partially offset by a decrease in the 2006 bonus accrual of $0.3 million and a decrease in office expenses of $0.1 million.  Office expenses decreased due to lower recruiting costs and placement fees.

Impairment loss.   Impairment loss increased as a result of the Operating Partnership having recorded impairment charges against two of its real estate assets during the three-month period ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2006, we had $6.8 million in available cash and cash equivalents. We generally do not maintain significant cash or cash equivalent balances. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, we meet our liquidity needs from cash generated from operations and external sources of capital.

At March 31, 2006, Heritage had $1.5 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.27% with an average maturity of 3.8 years. As of March 31, 2006, our market capitalization was $3.4 billion, resulting in a debt-to-total market capitalization ratio of approximately 43.3%.

At March 31, 2006, Bradley OP had $1.0 billion of indebtedness, including the full balance of amounts outstanding under the related party line of credit facility and bridge loan. This indebtedness had a weighted average interest rate of 5.72% with an average maturity of 3.59 years.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $0.3 million, or $0.01 per square foot, for the three-month period ended March 31, 2006, of which approximately $0.2 million, or $0.01 per square foot, related to properties within the Bradley OP portfolio. We have also incurred and expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

We believe that we qualify and we intend to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to stockholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

However, under some circumstances, we may be required to pay distributions in excess of cash available for those distributions to meet these distribution requirements, and we may need to borrow funds, most likely under our line of credit, to pay distributions in the future.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $27.8 million for the three-month period ended March 31, 2006 from $22.4 million for the three-month period ended March 31, 2005.

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

Based on our internal valuation of our properties, we believe the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of March 31, 2006. Therefore, at this time, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit, bridge loan, or unsecured public notes.

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

Environmental Matters

We currently have fifteen properties in our portfolio that are undergoing, or have been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have twelve properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties.

Of the fifteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. All of these contributed properties (together with fourteen other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.0 million of environmental costs pursuant to this indemnity. As of March 31, 2006, we were due $0.7 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity. None of the properties owned by Bradley OP are covered by the Net Realty Holding Trust indemnity.

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

Contractual Obligations and Contingent Liabilities

The following table summarizes our, including Bradley OP’s, repayment obligations under our indebtedness outstanding as of March 31, 2006 (in thousands):

Property	2006(1)	2007	2008	2009	2010	Thereafter	Total
Mortgage loans payable:
*Spring Mall(5)	$7,989	—	—	—	—	—	$7,989
*Elk Park Center(6)	7,869	—	—	—	—	—	7,869
*Southport Centre	130	9,593	—	—	—	—	9,723
*Long Meadow Commons(2)(3)	260	8,717	—	—	—	—	8,977
Innes Street Market	287	12,098	—	—	—	—	12,385
*Southgate Shopping Center	90	2,166	—	—	—	—	2,256
*Hale Road & Northern Hills	—	14,600	—	—	—	—	14,600
*Salem Consumer Square(7)	383	563	8,728	—	—	—	9,674
*St. Francis Plaza	157	225	243	—	—	—	625
*Burlington Square(2)	155	227	243	12,724	—	—	13,349
*Crossroads III & Slater Street(2)	136	201	214	13,295	—	—	13,846
Buckingham Place(2)	50	74	79	5,054	—	—	5,257
County Line Plaza(2)	164	240	256	16,002	—	—	16,662
Trinity Commons(2)	136	200	214	13,776	—	—	14,326
8 shopping centers, cross collateralized	1,395	1,993	2,154	72,132	—	—	77,674
*Montgomery Commons(2)	64	94	100	102	7,334	—	7,694
*Warminster Towne Center(2)	209	307	329	362	18,294	—	19,501
Clocktower Place(2)	96	144	154	171	11,838	—	12,403
545 Boylston Street and William J. McCarthy Building	540	772	838	910	30,896	—	33,956
29 shopping centers, cross collateralized	2,003	2,955	3,147	3,461	220,654	—	232,220
*The Market of Wolf Creek III(2)	73	106	113	125	135	8,042	8,594
Spradlin Farm(2)	149	219	232	253	272	15,915	17,040
*The Market of Wolf Creek I(2)	121	176	188	206	222	9,105	10,018
*Berkshire Crossing	342	488	519	557	596	11,412	13,914
*Grand Traverse Crossing	297	424	457	492	530	10,621	12,821
*Salmon Run Plaza(2)	288	458	500	547	598	1,864	4,255
*Grand Traverse Crossing—Wal-Mart	136	193	208	225	156	4,034	4,952
*The Market of Wolf Creek II(2)	78	111	120	129	140	1,288	1,866
Montgomery Towne Center	292	307	335	364	396	4,866	6,560
*Bedford Grove—Wal-Mart	124	178	191	207	223	2,952	3,875
*Berkshire Crossing—Home Depot/Wal-Mart	195	278	300	324	349	4,869	6,315
Total mortgage loans payable	$24,208	58,107	19,862	141,418	292,633	74,968	$611,196
Unsecured notes payable(4)	—	—	100,000	150,000	—	200,000	450,000
Line of credit facility	—	—	294,000	—	—	—	294,000
Bridge loan payable	100,000	—	—	—	—	—	100,000
Total indebtedness	$124,208	58,107	413,862	291,418	292,633	274,968	$1,455,196

(*)          Designates indebtedness of Bradley OP or one of its subsidiaries. Total indebtedness as of March 31, 2006 for Bradley OP and its subsidiaries was $1,026,713, which does not reflect the unamortized mortgage loan premiums totaling $6,671 related to the assumption of ten mortgage loans with above-market contractual interest rates.

(1)          Represents the period from April 1, 2006 through December 31, 2006.

(2)          The aggregate repayment amount for mortgage loans payable of $611,196 does not reflect the unamortized mortgage loan premiums totaling $11,115 related to the assumption of fifteen mortgage loans with above-market contractual interest rates.

(3)          Property is encumbered by two mortgage loans maturing in July 2007.

(4)          The aggregate repayment amount of $450,000 does not reflect the unamortized original discounts of $1,476 related to the April and October 2004 bond issuances.

(5)          Mortgage balance was repaid on April 10, 2006 without penalty.

(6)          The Operating Partnership has provided the lender with notice of intention to repay the mortgage balance outstanding as of August 1, 2006.

(7)          Mortgage balance is classified as associated with real estate held for sale in the accompanying balance sheet as of March 31, 2006. The balance was repaid on April 26, 2006, with a prepayment penalty of $1.3 million, in connection with the sale of the property.

As of March 31, 2006, the indebtedness described in the table above requires principal amortization and balloon payments of $124.2 million in 2006. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit. We may also refinance this debt through unsecured private or public debt offerings, through additional debt financings secured by individual properties or groups of properties or through additional equity offerings.

As of March 31, 2006, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2006(1)	2007	2007	2007	2007	Thereafter	Total
Construction contracts and tenant improvement obligations	$12,594	22	—	—	—	—	$12,616
Ground leases and subleases	1,295	1,817	1,826	1,819	1,812	68,570	77,139
Office leases	888	1,188	1,191	1,301	1,274	4,971	10,813
Total	$14,777	3,027	3,017	3,120	3,086	73,541	$100,568

(1)          Represents the period from April 1, 2006 through December 31, 2006.

As of March 31, 2006, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2006(1)	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$10,021	22	—	—	—	—	$10,043
Ground leases and subleases	121	161	161	155	148	11,377	12,123
Total	$10,142	183	161	155	148	11,377	$22,166 22,166

(1)          Represents the period from April 1, 2006 through December 31, 2006.

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

The future contractual payment obligations in the above table do not reflect the matters described below under “Off-Balance Sheet Arrangements.”  Additionally, the repayment obligations reflected in the above table do not reflect interest payments on debt. Further, we have obligations under a retirement benefit plan, which are more fully described in Heritage’s Annual Report on Form 10-K for the year ended December 31, 2005, that are not included in the above table. Funding requirements for retirement benefits after 2006 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

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

However, in a few cases, we or Bradley OP have committed to provide funds to our existing unconsolidated joint ventures (discussed below) under certain circumstances, and these commitments are not reflected as liabilities on our consolidated financial statements. The commitments associated with these unconsolidated joint ventures are not reflected as liabilities on our consolidated financial statements. These existing unconsolidated joint ventures are not variable interest entities nor do we have control of these partnerships and, therefore, we account for them using the equity method of accounting.

In May 2004, the Bradley OP entered into a joint venture agreement with a third party developer for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of March 31, 2006, Bradley OP does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in late 2006, Bradley OP may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of March 31, 2006, $18.0 million is outstanding under the construction loan and recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of March 31, 2006 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, Bradley OP formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, Bradley OP has a 25% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $14.7 million as of March 31, 2006. Bradley OP has agreed to indemnify the mortgage lender against bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of March 31, 2006, the carrying value of Bradley OP’s investment in the joint venture was approximately $1.0 million.

Bradley OP has entered into additional joint venture arrangements with third party developers for the development of sites under contract in which the underlying projects are still in the approval and entitlement process. In some cases, Bradley OP has paid deposits in connection with its joint venture entering into purchase and sale agreements with respect to such sites. In the case of projects still in the due diligence or investigative period, these deposits are either fully or partially refundable by the seller or by our joint venture partner.

Financings

Bridge Loan

On November 28, 2005, we entered into a $100 million term loan, or “bridge loan,” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two year extension. Our ability to borrow under the bridge loan is subject to our ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at March 31, 2006 was 5.43%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this bridge loan, and Bradley OP and Heritage OP have guaranteed this bridge loan. Upon entering into this bridge loan, we established a related party bridge loan with Bradley OP by advancing the proceeds from the bridge loan to Bradley OP. The terms of this related party bridge loan are substantially identical to our bridge loan and are shown as Related Party Bridge Loan on the accompanying Bradley OP March 31, 2006 and December 31, 2005 balance sheets. This bridge loan is being used principally to fund growth opportunities and for working capital purposes. As of March 31,

2006, $100 million had been drawn under the bridge loan. The Company anticipates fully repaying the bridge loan in the third quarter of 2006 with the proceeds of an unsecured financing.

Line of Credit

On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this line of credit may be increased to $500 million. Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new credit facility also includes a competitive bid option that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at March 31, 2006 was 5.34%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP. The terms of this related party line of credit facility are substantially identical to our line of credit facility and are shown as Related Party Line of Credit Facility on the accompanying Bradley OP March 31, 2006 and December 31, 2005 balance sheets. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of March 31, 2006, $294 million was outstanding under the related party line of credit facility

We believe that Heritage is in compliance with all of the financial covenants under the bridge loan and the line of credit as of the date of this Form 10-Q. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisitions, including for example, acquiring a portfolio of highly leveraged properties. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the bridge loan and the line of credit.

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

We believe we are in compliance with all applicable covenants under these indentures as of March 31, 2006.

Bradley Notes

Prior to our acquisition of Bradley Real Estate, Inc. (“Bradley”), Bradley OP completed the sale of three series of senior, unsecured debt securities. We repaid in full one of these series of Bradley OP debt securities upon maturity in November 2004 and the second one upon maturity in March 2006. These debt securities were issued pursuant to the terms of an indenture and three supplemental indentures entered into by Bradley OP with LaSalle Bank National Association, as trustee, beginning in 1997. The indenture and three supplemental indentures contain various covenants, including covenants which restrict the amount of indebtedness that may be incurred by Bradley OP and those of our subsidiaries which are owned directly or indirectly by Bradley OP. Specifically, for as long as these debt securities are outstanding:

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of March 31, 2006.

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), our largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.5 million and $4.9 million for Heritage and Bradley OP, respectively, for the three-month period ended March 31, 2006, representing approximately 5.5% of Heritage’s total annualized base rent and 3.1% of Bradley OP’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, as of March 31, 2006, Heritage and Bradley OP had outstanding accounts receivable for contractual and straight-line rent of $1.6 million and $0.6 million, respectively. TJX pays Heritage and Bradley OP rent in accordance with 52 leases and 20 leases at our properties, respectively.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Heritage board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. (“Ahold”), the parent company of

The Stop & Shop Supermarket Company (“Stop & Shop”), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, Heritage’s largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the three-month period ended March 31, 2006, representing approximately 0.6% of Heritage’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.4 million were outstanding as of March 31, 2006. Ahold and its subsidiaries pay Heritage rent in accordance with 3 leases at our properties. None of the Ahold USA locations are in the Bradley OP portfolio.

A.C. Moore

In June 2004, Michael J. Joyce became a member of the Heritage board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.3 million for both Heritage and Bradley OP for the three-month period ended March 31, 2006, representing approximately 5.5% of Heritage’s total annualized base rent and 3.1% of Bradley OP’s total annualized base rent for all leases in which tenants were in occupancy at March 31, 2006. In addition, as of March 31, 2006, Heritage and Bradley OP had outstanding accounts receivable for contractual and straight-line rent of $0.1 million and $28,000, respectively. A.C. Moore pays Heritage and Bradley OP rent in accordance with 3 leases and 1 lease at our properties, respectively.

131 Dartmouth Street Joint Venture and Lease

In November 1999, Heritage entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by Heritage. Heritage has issued this interest as part of a management arrangement with the joint venture pursuant to which Heritage manages the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. Heritage accounts for its interest in this joint venture using the cost method and Heritage has not expended any amounts on the office building through March 31, 2006.

In February 2004, Heritage entered into an eleven-year lease with its joint venture with NETT for the lease of approximately 31,000 square feet of space at 131 Dartmouth Street and Heritage moved its corporate headquarters to this space during the first quarter of 2004. Under the terms of this lease, which were negotiated on an arms-length basis, Heritage began paying rent to the joint venture in February 2005. Heritage pays an average of $1.2 million annually in minimum rent. We believe that the rent payable under this lease is consistent with market rates.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 36, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

In connection with the securitized financing with PMCC, Heritage OP entered into several indemnification and guaranty agreements with PMCC under the terms of which Heritage OP agreed to indemnify PMCC against various bad acts of Heritage SPE LLC and with respect to specified environmental liabilities with respect to the properties contributed by Heritage OP to Heritage SPE LLC.

We also have agreed to indemnify other mortgage lenders against bad acts and environmental liabilities in connection with other mortgage loans that we have obtained.

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

The following reconciles Bradley OP’s NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unit holders (in thousands):

	Three months ended March 31,
	2006	2005
Net operating income—Same Property Portfolio	$35,792	$34,397
Add:
Net operating income—acquisitions	2,525	—
Deduct:
Net operating income—held for sale assets	2,015	1,982
Net operating income—Total Portfolio	36,302	32,415
Add:
Interest, other, and joint venture fee income	542	1,142
Income from discontinued operations	1,354	930
Gains on land sales	171	—
Equity in income from unconsolidated joint ventures	209	104
Deduct:
Depreciation and amortization	17,755	13,011
Interest	14,277	11,374
General and administrative	4,813	1,738
Impairment loss	1,455	—
Net income attributable to common shareholders	$278	$8,468

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

The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of March 31, 2006 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2006(1)	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$23,866	$57,619	$19,343	$140,861	$292,037	$63,556	$597,282	7.31%
Variable rate	342	488	519	557	596	11,412	13,914	6.63%
Unsecured Debt:
Fixed rate	—	—	100,000	150,000	—	200,000	450,000	5.65%
Variable rate	100,000	—	294,000	—	—	—	394,000	5.36%
Total	$124,208	$58,107	$413,862	$291,418	$292,633	$274,968	$1,455,196	6.27%

(1)          Represents the period from April 1, 2006 through December 31, 2006.

(2)          The aggregate repayment amount of $1,455,196 does not reflect the unamortized mortgage loan premiums totaling $11,115 related to the assumption of fifteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,476 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at March 31, 2006 increase by 10%, or 50 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $2.2 million annually.

The following table separately presents the variable and fixed rate obligations, at their carrying values, of Bradley OP and its subsidiaries sorted by maturity date (in thousands):

	2006(1)	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$18,754	$38,617	$11,934	$28,738	$27,981	$42,775	$168,799	6.66%
Variable rate	342	488	519	557	596	11,412	13,914	6.63%
Unsecured Debt:
Fixed rate	—	—	100,000	150,000	—	200,000	450,000	5.65%
Variable rate	100,000	—	294,000	—	—	—	394,000	5.36%
Total	$119,096	$39,105	$406,453	$179,295	$28,577	$254,187	$1,026,713	5.72%

(1)          Represents the period from April 1, 2006 through December 31, 2006.

(2)          The aggregate repayment amount of $1,026,713 does not reflect the unamortized mortgage loan premiums totaling $6,671 related to the assumption of ten mortgage loans with above-market contractual interest rates.

If market rates of interest on our variable rate debt outstanding at March 31, 2006 increase by 10%, or 50 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $2.2 million annually.

During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt, expected to be issued during 2006. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2006 in relation to total assets and our total market capitalization.

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

ITEM 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

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
Dated: May 15, 2006
/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer
/S/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer