Form 10-Q
period 2006-06-30
BRADLEY OPERATING L P
filed 2006-08-11
CIK 1039189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

BRADLEY OPERATING LIMITED PARTNERSHIP
INDEX TO FORM 10-Q

PART I

ITEM 1.                Financial Statements

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited and in thousands of dollars, except for unit amounts)

	June 30, 2006	December 31, 2005
Assets
Real estate investments, net	$1,393,850	$1,465,599
Cash and cash equivalents	2,149	—
Accounts receivable, net of allowance for doubtful accounts of $6,959 in 2006 and $6,234 in 2005	32,834	32,755
Intercompany advances	58,867	78,302
Prepaids and other assets	8,004	11,718
Investments in unconsolidated joint ventures	5,428	5,211
Deferred financing and leasing costs	30,833	34,730
Total assets	$1,531,965	$1,628,315
Liabilities and Partners’ Capital
Liabilities:
Mortgage loans payable	$162,110	$190,956
Unsecured notes payable	100,000	101,490
Related party line of credit facility	231,000	328,000
Related party bridge loan payable	100,000	50,000
Related party notes payable	350,000	350,000
Accrued expenses and other liabilities	51,349	49,579
Accrued distributions	18,741	18,775
Total liabilities	1,013,200	1,088,800
Minority interest	525	—
Redeemable common units, 595,657 and 659,051 common units outstanding at June 30, 2006 and December 31, 2005, respectively, at redemption value	20,800	22,012
Partners’ capital:
General partner; 32,568,441 units outstanding at June 30, 2006 and December 31, 2005	439,619	458,234
Limited partner; 2,533,304 units outstanding at June 30, 2006 and December 31, 2005	57,821	59,269
Total partners’ capital	497,440	517,503
Total liabilities and partners’ capital	$1,531,965	$1,628,315

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Statements of Operations
Six Months ended June 30, 2006 and 2005
(Unaudited and in thousands, except per-unit data)

	Six Months Ended June 30,
	2006	2005
Revenue:
Rentals and recoveries	$102,755	$92,562
Interest, other, and joint venture fee income	741	1,389
Total revenue	103,496	93,951
Expenses:
Property operating expenses	13,352	13,400
Real estate taxes	17,664	14,857
Depreciation and amortization	33,249	26,312
Interest	28,171	22,275
General and administrative	9,494	10,926
Impairment loss	342	—
Total expenses	102,272	87,770
Income before gain on sale of marketable securities and land sales	1,224	6,181
Gain on sale of marketable securities	21	—
Gains on land sales	171	—
Income before equity in income from unconsolidated joint ventures	1,416	6,181
Equity in income from unconsolidated joint ventures	242	159
Income before discontinued operations	1,658	6,340
Discontinued operations:
(Loss) income from discontinued operations	(1,731)	1,845
Gains on sales of discontinued operations	18,659	—
Income from discontinued operations	16,928	1,845
Net income attributable to common unitholders	$18,586	$8,185
Basic and diluted earnings per common unit:
Income attributable to common unitholders before discontinued operations	$0.05	$0.19
Income from discontinued operations	0.47	0.05
Income attributable to common unitholders	$0.52	$0.24
Weighted average common units outstanding	35,720	34,309

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Statements of Operations
Three Months ended June 30, 2006 and 2005
(Unaudited and in thousands, except per-unit data)

	Three Months Ended June 30,
	2006	2005
Revenue:
Rentals and recoveries	$51,235	$45,450
Interest, other, and joint venture fee income	199	247
Total revenue	51,434	45,697
Expenses:
Property operating expenses	6,492	5,905
Real estate taxes	9,073	7,436
Depreciation and amortization	15,590	13,381
Interest	14,025	11,036
General and administrative	4,681	9,188
Impairment loss	242	—
Total expenses	50,103	46,946
Income (loss) before gain on sale of marketable securities	1,331	(1,249)
Gain on sale of marketable securities	21	—
Income (loss) before equity in income from unconsolidated joint ventures	1,352	(1,249)
Equity in income from unconsolidated joint ventures	33	54
Income (loss) before discontinued operations	1,385	(1,195)
Discontinued operations:
(Loss) income from discontinued operations	(1,735)	912
Gains on sales of discontinued operations	18,659	—
Income from discontinued operations	16,924	912
Net income (loss) attributable to common unitholders	$18,309	$(283)
Basic and diluted earnings per common unit:
Income (loss) attributable to common unitholders before discontinued operations	$0.04	$(0.04)
Income from discontinued operations	0.47	0.03
Income (loss) attributable to common unitholders	$0.51	$(0.01)
Weighted average common units outstanding	35,701	34,308

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005
(unaudited and in thousands of dollars)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$18,586	$8,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,950	28,002
Amortization of deferred debt financing costs	8	416
Amortization of debt premiums	(765)	(661)
Loss on impairment of real estate assets	1,988	—
Loss on prepayment of mortgage loans, net	1,728	—
Gains on sales of real estate assets	(18,830)	—
Gain on sale of marketable securities	(21)	—
Income from unconsolidated joint ventures	(242)	(159)
Changes in operating assets and liabilities	5,700	(2,373)
Net cash provided by operating activities	42,102	33,410
Cash flows from investing activities:
Acquisitions of and additions to real estate investments and in-place lease value	(41,893)	(9,433)
Proceeds from sale of real estate	101,560	(1,846)
Proceeds from sale of marketable securities	100	—
Expenditures for investment in joint ventures	(19)	—
Expenditures for capitalized leasing commissions	(1,468)	(1,847)
Net cash provided by (used for) investing activities	58,280	(13,126)
Cash flows from financing activities:
Repayments of mortgage loans payable	(27,547)	(2,291)
Proceeds from draws under line of credit facility	—	26,000
Proceeds from new related party line of credit facility	77,500	250,000
Repayments under new related party line of credit facility	(174,500)	(18,000)
Repayments under prior line of credit facility	—	(11,000)
Extinguishment of prior line of credit facility	—	(211,000)
Proceeds from related party bridge loan	50,000	—
Repayment of unsecured notes payable	(1,490)	—
Intercompany advances	(10,605)	(20,054)
Intercompany repayments	30,040	—
Penalty associated with prepayment of debt	(2,264)	—
Contributions from minority interest holders	525	—
Repurchase of redeemable common units	(2,368)	(896)
Distributions paid to general partner	(34,196)	(34,196)
Distributions paid to limited partner	(2,662)	(1,280)
Distributions paid to redeemable common unitholders	(666)	(548)
Net cash used for financing activities	(98,233)	(23,265)
Net increase (decrease) in cash and cash equivalents	2,149	(2,981)
Cash and cash equivalents:
Beginning of period	—	4,558
End of period	$2,149	$1,577

See accompanying notes to condensed consolidated financial statements.

BRADLEY OPERATING LIMITED PARTNERSHIP
Notes to Condensed Consolidated Financial Statements

1.   Organization

Basis of Presentation

Bradley Operating Limited Partnership (the “Operating Partnership”) is the entity through which Heritage Property Investment Trust, Inc. (“Heritage,” or the “Company”) conducts substantially all of its business in the Midwestern United States. On September 18, 2000, Heritage’s wholly-owned subsidiary acquired all of the general partner units of the Operating Partnership issued to Bradley Real Estate Inc., the former general partner of the Operating Partnership. Through that acquisition, Heritage became the indirect general partner (through that wholly-owned subsidiary) of the Operating Partnership and through a wholly-owned subsidiary directly holds general and limited partner common units. At June 30, 2006 and December 31, 2005, the Operating Partnership owned (either directly or through subsidiaries) 105 and 115, respectively, neighborhood and community shopping centers.

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

The condensed consolidated financial statements of the Operating Partnership contained in this report were prepared from the books and records of the Operating Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Amounts presented in the condensed consolidated balance sheet as of December 31, 2005 are derived from the audited financial statements of the Operating Partnership at that date. Interim results are not necessarily indicative of results for a full year. Certain reclassifications of 2005 amounts, consisting primarily of discontinued operations, have been made to conform to the 2006 presentation.

The condensed consolidated financial statements of the Operating Partnership include the accounts and operations of the Operating Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the Operating Partnership’s financial statements and notes thereto contained in the Operating Partnership’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006. In addition, these financial statements should be read in conjunction with the separate condensed consolidated financial statements of Heritage as of and for the three- and six-month periods ended June 30, 2006, which include the Operating Partnership’s results, as contained in Heritage’s Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2006.

Proposed Merger with Centro

As more fully described in Note 10, “Subsequent Events,” on July 9, 2006, Heritage entered into an Agreement and Plan of Merger with Centro Saturn LLC (“Parent”), a Delaware limited liability company, and Centro Saturn MergerSub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent, pursuant to which Heritage will merge with and into Centro Saturn MergerSub LLC, and

Heritage’s separate corporate existence will cease. In the merger, each share of Heritage’s common stock issued and outstanding immediately prior to the effective time of the merger (other than shares held by Heritage, its subsidiaries or MergerSub) will be converted into, and canceled in exchange for, the right to receive $36.15 in cash, without interest and less any applicable withholding taxes. In addition to this consideration, if Heritage has not yet paid its regular dividend on its common stock with respect to the third quarter of 2006, holders of its common stock will be entitled to receive additional merger consideration in an amount per share equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), with respect to each share of Heritage’s common stock, without interest and less any applicable withholding taxes.

In addition, at the effective time of the merger, holders of common units of limited partnership interest in the Operating Partnership (“OP Units), other than Heritage or its subsidiaries, will have the right to receive an amount in cash equal to the merger consideration being offered concurrently to Heritage’s shareholders, or may elect to continue to hold their OP Units subject to the terms and conditions of an amended partnership agreement of the Operating Partnership that will be entered into in connection with the merger.

The merger, which is expected to close during the fourth quarter of 2006, is subject to various closing conditions, including, among other things, the requisite approval of the merger, the merger agreement, and the other transactions contemplated by the merger agreement by the holders of at least a majority of the shares of outstanding common stock of Heritage.

2.   Supplemental Cash Flow Information

During the six-month periods ended June 30, 2006 and 2005, interest paid was $29.6  million and $23.0 million, respectively, of which $19.2 million and $10.0 million, respectively, were paid to a related party.

Included in accrued expenses and other liabilities at June 30, 2006 and December 31, 2005 are accrued expenditures for real estate investments of $0.5 million and $2.5 million, respectively.

Only the cash portion of the above transactions is reflected in the accompanying consolidated statements of cash flows.

3.   Real Estate Investments

A summary of real estate investments follows (in thousands of dollars):

	June 30, 2006	December 31, 2005
Land	$269,824	$254,520
Land improvements	128,234	135,668
Buildings and improvements	1,186,433	1,259,297
Tenant improvements	53,168	52,868
Improvements and developments in process	9,600	5,266
	1,647,259	1,707,619
Accumulated depreciation and amortization	(253,409)	(242,020)
Net carrying value of real estate investments	$1,393,850	$1,465,599

Dispositions

Montgomery Commons

In June 2006, the Operating Partnership completed the disposition of Montgomery Commons, a shopping center located in Montgomery, Alabama consisting of 0.1 million square feet of GLA owned by the Operating Partnership, for $8.7 million. During the first quarter of 2006, in connection with the sale, the Operating Partnership recorded a loss of $1.4 million related to the impairment of this property. During the second quarter of 2006, the Operating Partnership recorded an additional impairment loss of $0.3 million on this property. These impairment losses are included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the six- and three-month periods ended June 30, 2006. In addition, during the three-month period ended June 30, 2006, the Operating Partnership incurred a loss of approximately $1.0 million from a prepayment penalty related to the early extinguishment of the mortgage loan secured by the shopping center, partially offset by $0.5 million of write-off of premium associated with this debt. The net $0.5 million of prepayment penalty related to this mortgage loan is included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006. The results of operations of Montgomery Commons have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three-and six-month periods ended June 30, 2006.

Nebraska & South Dakota Properties

In April 2006, the Operating Partnership completed the disposition of eight shopping centers, consisting of 0.8 million square feet of GLA owned by the Operating Partnership, for $69.4 million, resulting in a gain of $17.4 million. The shopping centers were sold as a portfolio to a single buyer and constituted all of the Operating Partnership’s shopping centers in Nebraska and South Dakota. The results of operations of the Nebraska and South Dakota shopping centers have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three-and six-month periods ended June 30, 2006.

Salem Consumer Square

In April 2006, the Operating Partnership completed the disposition of Salem Consumer Square, a shopping center located in Trotwood, Ohio consisting of 0.3 million square feet of GLA owned by the Operating Partnership, for $23.1 million, resulting in a gain of $1.3 million. In connection with the sale, the Operating Partnership incurred a loss of approximately $1.3 million from a prepayment penalty related to the early extinguishment of the mortgage loan on the shopping center which was recorded in the three-month period ended June 30, 2006. This prepayment penalty is included within (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the six-month period ended June 30, 2006. The results of operations of Salem Consumer Square have been reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006.

Land

During the six-month period ended June 30, 2006, the Operating Partnership disposed of two parcels of land in separate transactions for a total of $0.3 million, resulting in a total gain of $0.2 million.

Impairment Loss on Real Estate Investments

During the three-month period ended March 31, 2006, the Operating Partnership recorded a loss of $0.1 million in connection with the impairment of one shopping center located in Madison, Wisconsin.

During the three-month period ended June 30, 2006, the Operating Partnership recorded an additional loss on impairment on that property of $0.2 million, which is included as Impairment Loss in the accompanying consolidated statement of operations. The Operating Partnership has been exploring the possible sale of this property and, as a result of negotiations with potential acquirers, the Operating Partnership concluded, in connection with the preparation of its financial statements, that the carrying value of this asset exceeded its fair value as of June 30, 2006. The fair value of the property is determined based on the Operating Partnership’s estimate of the amount for which the property could be sold in a transaction between willing parties.

4.   Investments in Unconsolidated Joint Ventures

Lakes Crossing Shopping Center

In May 2004, the Operating Partnership acquired a 50% interest in a joint venture for the development and construction of a 303,000 square foot shopping center, of which the joint venture will own approximately 215,000 square feet, located in a suburb of Grand Rapids, Michigan. The Operating Partnership accounts for the joint venture under the equity method of accounting and made an initial equity investment of $3.3 million and subsequently increased that investment with an additional $0.7 million anticipated contribution in the six-month period ended June 30, 2005. The Operating Partnership is not the record-keeper of the joint venture, and otherwise does not have immediate access to the joint venture’s records. Therefore, the operations of the joint venture, primarily consisting of incidental activity related to operating restaurants located on out-parcels, are being reported on a three-month lag basis. As a result, the operations for the three-month periods ended March 31, 2006 and 2005 are included in the accompanying consolidated statements of operations for the three-month periods ended June 30, 2006 and 2005, respectively, and the operations for the six-month periods ended March 31, 2006 and 2005, are included in the accompanying consolidated statements of operations for the six-month periods ended June 30, 2006 and 2005, respectively, and are classified as Equity in Income from Unconsolidated Joint Ventures.

The Operating Partnership has fully guaranteed the repayment of a $22 million construction loan obtained by the joint venture from Key Bank, National Association. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2006, $18.3 million was outstanding under the construction loan and recorded on the books and records of the joint venture. In the event the Operating Partnership is obligated to repay all or a portion of the construction loan pursuant to the guarantee, the Operating Partnership (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by the Operating Partnership together with a first priority mortgage on the property, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. Because the estimated fair value of the guarantee as of June 30, 2006 is not material to the Operating Partnership’s financial position, no liability or additional investment has been recorded related to the guarantee’s fair value.

Skillman Abrams Shopping Center

In April 2005, the Operating Partnership, through its joint venture with Intercontinental Real Estate Investment Fund III, LLC, a fund sponsored and managed by Intercontinental Real Estate Corporation, acquired the Skillman Abrams Shopping Center (“Skillman Abrams”), a 133,000 square foot shopping center located in Dallas, Texas, for a total purchase price of approximately $19 million, including assumed mortgage debt. The Operating Partnership has a 25% interest in the joint venture and is the property manager of Skillman Abrams pursuant to a property management agreement. The Operating Partnership accounts for the joint venture under the equity method of accounting and is the record-keeper of the joint venture. Therefore, there is no lag in reporting the operations of the joint venture, and these operations are classified as Equity in Income from Unconsolidated Joint Ventures in the accompanying consolidated statements of operations for the three- and six-month periods ended June 30, 2006.

5.   Consolidated Joint Ventures

In May 2006, the Operating Partnership formed a joint venture (‘‘Riverhead Joint Venture’’) with Riverhead Retail Developers LLC (‘‘Developers’’) and contributed $31.5 million to the joint venture for a 50% interest. The joint venture then acquired a 42 acre parcel of land in Riverhead, New York, which is to be developed into a 485,000 square foot shopping center. The Riverhead Joint Venture is deemed to be a variable interest entity and the Operating Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the financial position of the Riverhead Joint Venture is consolidated in the accompanying consolidated financial statements of the Operating Partnership as of June 30, 2006. The remaining 50% interest owned by Developers was issued in consideration for a contribution of $0.5 million cash, and for locating the site and other development work. The remaining 50% interest has a carrying value of $0.5 million at June 30, 2006, and is classified as Other Minority Interest at June 30, 2006 in the accompanying consolidated balance sheet.

In July 2005, the Operating Partnership formed a joint venture (‘‘La Vista Joint Venture’’) with WDG La Vista LLC (‘‘Westwood’’), and contributed $1.1 million to the joint venture for a 50% interest. In November 2005, the Operating Partnership contributed an additional $15.4 million to the joint venture to enable the joint venture to acquire a 50 acre parcel of land in La Vista, Nebraska, which is to be developed into a 550,000 square foot lifestyle shopping center. The La Vista Joint Venture is deemed to be a variable interest entity and the Operating Partnership is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. Therefore, the financial position of the La Vista Joint Venture is consolidated in the accompanying consolidated financial statements of the Operating Partnership as of June 30, 2006. The 50% interest owned by Westwood was issued in consideration for locating the site and other development work, and has a carrying value of $0 at June 30, 2006, as Westwood made no equity investment in the La Vista Joint Venture. Therefore, the balance in Other Minority Interest at June 30, 2006 in the accompanying consolidated balance sheet relates only to the Riverhead Joint Venture.

The La Vista Joint Venture has also committed to purchase two additional parcels of land in La Vista, Nebraska. The purchase of the remaining two parcels may occur any time through November 30, 2007 for a purchase price of $11 million, resulting in a total purchase price for all three parcels of $26 million.

In May 2006, as part of the development of the shopping center, the La Vista Joint Venture sold two parcels of land comprised of 21.9 acres for total net proceeds of $2.3 million, which were used to reduce the original $15.4 million carrying value. In addition, the estimated development costs capitalized, including capitalized interest, through June 30, 2006 were $1.2 million, resulting in a total carrying value of $14.3 million at June 30, 2006.

6.   Debt

Line of Credit Facility

On March 29, 2005, Heritage refinanced its prior line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At Heritage’s request, subject to the agent’s consent, this line of credit may be increased to $500 million. Heritage is the borrower under this line of credit and the Operating Partnership, Heritage Property Investment Limited Partnership (“Heritage OP”) and certain of Heritage’s other subsidiaries have guaranteed the line of credit. The line of credit is being used principally to fund growth opportunities and for working capital purposes.

Heritage’s ability to borrow under this line of credit is subject to the Company’s ongoing compliance with a number of financial and other covenants. The line of credit, except under some circumstances, limits Heritage’s ability to make distributions in excess of 95% of Heritage’s annual funds from operations. In addition, the line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon Heritage’s debt rating. The credit facility also includes a competitive bid option program that allows the Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at June 30, 2006, was 5.74%. The line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments.

Upon entering into this line of credit, Heritage established a related party line of credit with the Operating Partnership by advancing the proceeds from the line of credit to the Operating Partnership. The terms of this related party line of credit facility are substantially identical to Heritage’s line of credit facility and is shown as Related Party Line of Credit Facility on the accompanying June 30, 2006 and December 31, 2005 balance sheets. The Operating Partnership used these funds to repay the entire outstanding balance of the Operating Partnership’s prior line of credit. As of June 30, 2006 and December 31, 2005, $231 million and $328 million, respectively, was outstanding under this related party line of credit facility. Accrued interest payable of $1.2 million and $1.3 million as of June 30, 2006 and December 31, 2005, respectively, relating to the related party line of credit is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party line of credit was $8.7 million and $2.4 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Bridge Loan

On November 28, 2005, Heritage entered into a $100 million term loan or “bridge loan” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two-year extension. The bridge loan is subject to Heritage’s ongoing compliance with a number of financial and other covenants. This bridge loan, except under some circumstances, limits Heritage’s ability to make distributions in excess of 95% of its annual funds from operations. In addition, amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon Heritage’s debt rating. The variable rate in effect at June 30, 2006 was 5.91%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon Heritage’s debt rating, and requires quarterly payments. Heritage is the borrower under this bridge loan, and the Operating Partnership and Heritage OP have guaranteed this bridge loan.

Upon entering into this bridge loan, Heritage established a related party bridge loan facility with the Operating Partnership by advancing the proceeds from the bridge loan to the Operating Partnership. This bridge loan facility, the terms of which are substantially identical to Heritage’s bridge loan facility, is shown as Related Party Bridge Loan Payable on the accompanying June 30, 2006 and December 31, 2005 balance sheets. As of June 30, 2006 and December 31, 2005, $100 million and $50 million, respectively, had been drawn under this related party bridge loan. Accrued interest payable of $0.5 million and $0.2 million as of June 30, 2006 and December 31, 2005, respectively, relating to the related party bridge loan is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for the related party bridge loan was $2.1 million for the six-month period ended June 30, 2006.

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

Heritage used the proceeds of the Notes, net of original issue discount and estimated offering costs, to repay a portion of the outstanding balance under the Operating Partnership’s and Heritage OP’s then existing line of credit. The Operating Partnership has provided Heritage with intercompany notes in exchange for the proceeds used to pay down the line of credit at terms substantially identical to the Notes. These intercompany notes are classified as related party notes payable in the accompanying June 30, 2006 and December 31, 2005 consolidated balance sheet. Accrued interest payable of $3.5 million as of both June 30, 2006 and December 31, 2005, relating to the related party unsecured notes payable is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. Interest expense incurred for these related party unsecured notes was $8.5 million for each of the six-month periods ended June 30, 2006 and 2005, respectively.

The Notes are senior unsecured obligations of Heritage and are guaranteed jointly and severally by the Operating Partnership and Heritage OP. These guarantees are unsecured senior obligations of the Operating Partnership and Heritage OP and rank equally with all existing and future unsecured senior indebtedness of the Operating Partnership and Heritage OP. The Notes also contain certain financial and operating covenants, including limitations on the amount and type of indebtedness that may be incurred by Heritage, the Operating Partnership, and Heritage OP.

Selected financial information of Heritage OP, the co-guarantor of the line of credit, the bridge loan and the unsecured debt, is as follows as of June 30, 2006 and December 31, 2005 and for the three- and six-month periods ended June 30, 2006 and 2005 (in thousands):

	June 30,	December 31,
Description	2006	2005
Real estate investments, net	$793,538	$839,804
Other assets	$74,546	$64,455
Total assets	$868,084	$904,259
Indebtedness(1)	$483,426	$518,163
Other liabilities	$41,789	$53,563
Partners’ capital	$342,869	$332,533

	Six months ended June 30,
Description	2006	2005
Total revenue	$68,424	$71,769
Net income	$5,195	$7,085

	Three months ended June 30,
Description	2006	2005
Total revenue	$33,449	$36,019
Net income	$1,379	$1,964

       (1) The Operating Partnership and Heritage OP are co-guarantors under the line of credit, bridge loan, and unsecured debt. However, for purposes of the above note, amounts due under the line of credit, bridge loan, and unsecured debt are not included as the entire outstanding balances have been included on the Operating Partnership’s accompanying balance sheets. Indebtedness includes $58,867 and $78,302 of intercompany advances payable to the Operating Partnership at June 30, 2006 and December 31, 2005, respectively.

7.   Income Taxes

The Operating Partnership is not liable for Federal income taxes as each partner reports its allocable share of income and deductions on its respective return. Accordingly, no provision for Federal income taxes is reported in the accompanying consolidated financial statements.

8.   Related Party Transactions

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), Heritage’s largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $4.5 million for the six-month period ended June 30, 2006, representing approximately 3.0% of the Operating Partnership’s total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, as of June 30, 2006 and December 31, 2005, the Operating Partnership had outstanding accounts receivable for contractual and straight-line rent of $0.3 million and $0.7 million, respectively. TJX pays the Operating Partnership rent in accordance with 18 leases at its properties.

In June 2004, Michael J. Joyce became a member of the Heritage board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.3 million for the six-month period ended June 30, 2006, representing approximately 0.2% of the Operating Partnership’s total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, as of June 30, 2006 and December 31, 2005, Bradley OP had outstanding accounts receivable for contractual and straight-line rent of $28,000 and $0, respectively. A.C. Moore pays Bradley OP rent in accordance with one lease at its properties.

9.   Segment Reporting

The Operating Partnership predominantly operates in one industry segment—real estate ownership and management of retail properties. As of June 30, 2006 and December 31, 2005, the Operating Partnership owned 105 and 115, respectively, community and neighborhood shopping centers. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. The Operating Partnership defines operating segments as individual properties with no segment representing more than 10% of rental revenue.

10.   Subsequent Events

Proposed Merger with Centro

On July 9, 2006, Heritage entered into an Agreement and Plan of Merger with Centro Saturn LLC, a Delaware limited liability company (“Parent”), and Centro Saturn MergerSub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“MergerSub,” and together with Parent, the “Buyer Parties”). The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company.

Pursuant to the merger agreement, at closing, the Company will merge with and into MergerSub with MergerSub continuing as the surviving limited liability company. Under the terms of the merger agreement, at the effective time of the merger, each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger (other than shares owned by the Company and its subsidiaries) will be converted automatically into, and canceled in exchange for, the right to receive (i) an amount in cash to be paid by Surviving LLC equal to $36.15, plus (ii) to the extent the Company’s regular quarterly dividend with respect to the third quarter of 2006 has not previously been paid, additional merger consideration representing a pro rata portion of the regular quarterly dividend allocable to the Company’s third quarter to be based on the number of days having elapsed in the third quarter, without interest.

Pursuant to the merger agreement, at the effective time of the merger, the Company will merge with and into MergerSub, the Company’s separate corporate existence will cease and MergerSub will survive the merger and continue to exist as a wholly-owned subsidiary of Parent. In the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger (other than shares held by the Company, its subsidiaries or MergerSub) will be converted into, and canceled in exchange for, the right to receive $36.15 in cash, without interest and less any applicable withholding taxes, plus, if the Company has not yet paid its regular dividend on its common stock with respect to the third quarter of 2006, an amount per share equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes.

In addition, in connection with the merger, Parent and MergerSub will offer to each holder of OP Units the opportunity to receive in cash, in exchange for each OP Unit (other than OP Units held by the Company or its subsidiaries), an amount equal to $36.15 in cash, plus, if the regular distribution in respect of OP Units has not yet been paid with respect to the third quarter of 2006, an amount equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes. Any holder of OP Units who either elects not to accept this offer, or fails to submit that holder’s election form in a timely manner, will remain a limited partner in Bradley OP and continue to hold his, her or its OP Units with the rights, terms and conditions set forth in an amended partnership agreement of Bradley OP to be entered into in connection with the merger.

The merger, which is expected to close during the fourth quarter of 2006, is subject to various closing conditions, including, among other things, the requisite approval of the the merger, the merger agreement and the other transactions contemplated by the merger agreement by the holders of at least a majority of the outstanding common stock of the Company. The closing of the merger is not subject to a financing condition.

Repayment of Bridge Loan

On August 1, 2006 the Operating Partnership repaid the entire $100 million balance of the related party bridge loan from borrowings under its related party line of credit.

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

Proposed Merger with Centro

On July 9, 2006, the Company entered into an Agreement and Plan of Merger with Centro Saturn LLC, a Delaware limited liability company (“Parent”), and Centro Saturn MergerSub LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“MergerSub,” and together with Parent, the “Buyer Parties”). The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company. The merger agreement and the transactions contemplated in the merger agreement were approved unanimously by our board of directors.

Pursuant to the merger agreement, at the effective time of the merger, the Company will merge with and into MergerSub, the Company’s separate corporate existence will cease and MergerSub will survive the merger and continue to exist as a wholly-owned subsidiary of Parent. In the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger (other than shares held by us, our subsidiaries or MergerSub) will be converted into, and canceled in exchange for, the right to receive $36.15 in cash, without interest and less any applicable withholding taxes, plus, if we have not yet paid our regular dividend on our common stock with respect to the third quarter of 2006, an amount per share equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes.

In addition, in connection with the merger, Parent and MergerSub will offer to each holder of units of limited partnership interest in Bradley OP (“OP Units”) (other than OP Units held by us or our subsidiaries) the opportunity to receive in cash, in exchange for each OP Unit, an amount equal to $36.15 in cash, plus, if the regular distribution in respect of OP Units has not yet been paid with respect to the third quarter of 2006, an amount equal to $0.525 multiplied by the quotient (provided that if the quotient exceeds one it shall be deemed to equal one) obtained by dividing the number of days between June 30, 2006 and the closing date by 92 (the number of days in the third quarter of 2006), without interest and less any applicable withholding taxes. Any holder of OP Units who either elects not to accept this offer, or fails to submit that holder’s election form in a timely manner, will remain a limited partner in Bradley OP and continue to hold his, her or its OP Units with the rights, terms and conditions set forth in an amended partnership agreement of Bradley OP to be entered into in connection with the merger.

We, Parent and MergerSub have made customary representations, warranties and covenants in the merger agreement, including, among others, our covenant not to, nor to permit any of our subsidiaries to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information pursuant to an alternative transaction.

The merger, which is expected to close during the fourth quarter of 2006, is subject to various closing conditions, including, among others, the requisite approval of the merger, the merger agreement and the other transactions contemplated by the merger agreement by the holders of at least a majority of our outstanding common stock. The closing of the merger is not subject to a financing condition.

Pending completion of the merger, we have agreed to conduct our business only in the ordinary course of business consistent with past practice, and use commercially reasonable efforts to preserve (i) substantially intact our and our subsidiaries’ business organization, to keep available the services of our present officers, managers and employees and to preserve our and our subsidiaries’ current relationships with lessees and other persons with which we or any of our subsidiaries have significant business relations, and (ii) our status as a REIT within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). We have also agreed to confer on a regular and frequent basis with Parent regarding operational matters and the general status of our ongoing operations.

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust, or “REIT.” We are one of the nation’s largest owners of neighborhood and community shopping centers. As of June 30, 2006, we had a shopping center portfolio consisting of 159 shopping centers, located in 27 states and totaling approximately 32.6 million square feet of GLA, of which approximately 27.2 million square feet was Company-owned GLA. Our shopping center portfolio was approximately 92.1% leased as of June 30, 2006.

Heritage conducts its business exclusively through its subsidiaries and primarily through its two operating partnerships, Heritage Property Investment Limited Partnership, or “Heritage OP”, and Bradley OP. Bradley OP, a Delaware limited partnership, is the primary entity through which Heritage conducts its operations in the Midwest. As of June 30, 2006, Bradley OP and its subsidiaries owned 105 shopping centers, located in 21 states and totaling approximately 17.8 million square feet of Bradley OP-owned GLA.

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

In the face of these challenging market conditions, we follow a dual growth strategy. The first part of our growth strategy is to focus on increasing our internal growth by leveraging our existing tenant relationships to improve the performance of our existing shopping center portfolio. In some cases, we have concluded that certain properties do not meet our long-term ownership criteria as a result of their location, size or tenant mix. During the second quarter of 2006, we disposed of twelve of these properties, ten of which were held through Bradley OP, allowing us to improve the overall quality of our portfolio and take advantage of favorable market conditions.

The second part of our growth strategy is to focus on achieving external growth through the expansion of our portfolio. We have pursued targeted acquisitions of primarily grocer- and multi-anchored neighborhood and community shopping centers in attractive markets with strong economic and demographic characteristics. However, in recent years, the market for acquisitions has been particularly competitive with a greater number of potential buyers pursuing properties.

Given the difficult acquisition environment and our current expectations, we anticipate a slower growth rate in the foreseeable future. In addition, the merger agreement contains restrictions on how we conduct our business pending completion of the merger. See Item 1A, “Risk Factors.” In connection with the merger, we have incurred higher than anticipated general and administrative expenses, primarily professional fees.

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

We must estimate the uncollectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, current economic trends and changes in our tenant payment terms when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates directly impact our net income, because a higher bad debt allowance would result in lower net income.

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

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. Unless the Company has specific information available related to the recoverability of a real estate investment, the review of recoverability is generally based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value, resulting in a lower net income. During the six-month period ended June 30, 2006, the Operating Partnership recorded an impairment loss of $2.0 million related to one shopping centers located in Alabama and one shopping center located in Wisconsin. The property in Alabama was sold in the six-month period ended June 30, 2005 and $1.7million of impairment loss related to that property was reclassified as (Loss) Income from Discontinued Operations in the accompanying consolidated statement of operations for the three- and six-month periods ended June 30, 2006.

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

Investments in Joint Ventures

Upon entering into a joint venture agreement, Bradley OP assesses whether or not the joint venture is considered a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”). As of June 30, 2006, Bradley OP had two investments in a joint venture that is a variable interest entity of which Bradley OP has determined that it is the primary beneficiary, as defined by FIN No. 46R. This investment is therefore consolidated in the accompanying consolidated financial statements of the Operating Partnership included in Item 1 of this Part of this Quarterly Report.

Bradley OP accounts for its investments in joint ventures that are not deemed to be variable interest entities pursuant to Accounting Principles Board (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock and Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures (“SOP No. 78-9”). As of June 30, 2006, Bradley OP accounted for its two unconsolidated joint ventures under the equity method of accounting, because the Operating Partnership does not control these entities, despite having the ability to exercise significant influence over them. These investments were recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for an allocation of equity in earnings, plus cash contributions, and less cash distributions. Under the equity method of accounting, the net equity investment of the Operating Partnership is reflected on the consolidated balance sheets, and the Operating Partnership’s allocation of net income or loss from the joint ventures is included on the consolidated statements of operations as Equity in Income From Unconsolidated Joint Ventures. The Operating Partnership’s allocation of joint venture income or loss follows the joint venture’s distribution priorities. In accordance with the provisions of SOP No. 78-9, the Operating Partnership recognizes fees received from joint ventures relating solely to the extent of the outside partner’s interest. Such fees are classified on the consolidated statements of operations as Interest, Other, and Joint Venture Fee Income.

Results of Operations

Between January 1, 2005 and June 30, 2006, after taking into account all acquisition and disposition activity, Bradley OP decreased its total portfolio of properties (“Total Portfolio”) from 106 properties to 105 properties. As a result of the decline in the number of properties in Bradley OP’s Total Portfolio, the financial data presented below show significant changes in revenues and expenses from period-to-period attributable to our acquisition and depreciation activity. To provide an additional meaningful comparison of results for the six-month periods ended June 30, 2006 and 2005, we present below changes in operating results with respect to those properties that Bradley OP owned for each period compared (we refer to this comparison as our “Same Property Portfolio” for the applicable period) as well as with respect to our Total Portfolio.

Comparison of the six-month period ended June 30, 2006 to the six-month period ended June 30, 2005.

The table below shows selected operating information for Bradley OP’s Total Portfolio and the 96 properties acquired prior to January 1, 2005 that remained in the Total Portfolio through June 30, 2006,

which constitute the Same Property Portfolio for the six-month periods ended June 30, 2006 and 2005 (in thousands):

	Same Property Portfolio				Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$66,928	$67,606	$(678)	(1.0)%	$74,867	$67,606	$7,261	10.7%
Percentage rent	651	982	(331)	(33.7)%	694	982	(288)	(29.3)%
Recoveries	24,875	23,666	1,209	5.1%	26,821	23,666	3,155	13.3%
Other property	332	308	24	7.8%	373	308	65	21.1%
Total revenue	92,786	92,562	224	0.2%	102,755	92,562	10,193	11.0%
Expenses:
Property operating expenses	12,420	13,400	(980)	(7.3)%	13,352	13,400	(48)	(0.4)%
Real estate taxes	16,252	14,857	1,395	9.4%	17,664	14,857	2,807	18.9%
Total net operating income*	$64,114	$64,305	$(191)	(0.3)%	71,739	64,305	7,434	11.6%
Add:
Interest, other, and joint venture fee income					741	1,389	(648)	(46.7)%
Gain on sale of marketable securities					21	—	21	100.0%
Gains on land sales					171	—	171	100.0%
Equity in income from unconsolidated joint ventures					242	159	83	52.2%
Income from discontinued operations					16,928	1,845	15,083	817.5%
Deduct:
Depreciation and amortization					33,249	26,312	6,937	26.4%
Interest					28,171	22,275	5,896	26.5%
General and administrative					9,494	10,926	(1,432)	(13.1)%
Impairment loss					342	—	342	100.0%
Net income attributable to common unitholders					$18,586	$8,185	$10,401	127.1%

*                    For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 39-40.

The following discussion of our results of operations for the six-month periods ended June 30, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily due to the following:

•       an increase of $7.9 million due to nine properties acquired after January 1, 2005, partially offset by:

•       on a Same Property Portfolio basis, rental revenue decreased by $0.7 million primarily as a result of an increase in bad debt/vacancy expense of $0.2 million due to increased reserves associated with higher outstanding receivable balances and a $0.2 million decrease in termination fees.

Percentage Rent.   Percentage rent decreased $0.3 million primarily due to higher sales breakpoints resulting from amendments to leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $1.9 million due to nine properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $1.2 million primarily as a result of an increase in real estate tax recovery income of $1.7 million due to an increase in current year real estate taxes as well as increase in tax recovery rates for the second quarter of 2006 compared to the second quarter of 2005. In addition, other reimbursements increased $0.2 million due to timing of utility reconciliations. These increases were partially offset by a decrease of $0.6 million in common area maintenance income which was primarily due to a decrease in common area maintenance expenses as well as an increase of $0.1 million in bad debt/vacancy expense due to increased reserves associated with higher outstanding accounts receivable balances.

Expenses

Property Operating Expenses.   Property operating expenses decreased primarily due to the following:

•       on a Same Property Portfolio basis, a decrease of $1.0 million primarily due to a decrease of $1.1 million in snow removal costs, partially offset by:

•       an increase in utilities of $0.1 million and an increase in cleaning costs of $0.1 million; and

•       an increase of $0.9 million due to nine properties acquired after January 1, 2005.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $1.4 million related to nine properties acquired after January 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $1.4 million primarily related to increased assessments and/or tax rates at certain properties in Indiana and Illinois as well as increased assessments for certain properties which had been previously redeveloped.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income decreased primarily due to the timing of the receipt of $0.7 million of tax incentive financing income received at our shopping centers during the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005.

Gain on Sale of Marketable Securities.   Gain on sale of marketable securities increased as the result of the Operating Partnership having sold more marketable securities at a greater gain during the six-month period ended June 30, 2006.

Gains on Land Sales.   Gains on land sales increased as the result of the Operating Partnership having disposed of two parcels of land during the six-month period ended June 30, 2006.

Equity in Income from Unconsolidated Joint Ventures.   Equity in income from unconsolidated joint ventures increased due to the increased occupancy of a shopping center owned by a joint venture that is in the development phase and an interest acquired in a joint venture in April 2005.

Income from Discontinued Operations.   Income from discontinued operations increased as a result of the Operating Partnership having disposed of ten properties, which resulted in a net gain on disposal, during the six-month period ended June 30, 2006.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $5.9 million primarily as a result of an increase in overall indebtedness of $84.5 million from June 30, 2005 to June 30, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of seven properties during the second half of 2005, partially offset by the early extinguishment of mortgage debt associated with certain properties disposed of during the six-month period ended June 30, 2006. In addition, the weighted average interest rate on our indebtedness increased from 5.43% at June 30, 2005 to 5.82% at June 30, 2006.

General and Administrative Expenses.   Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the six-month periods ended June 30, 2006 and 2005, Heritage allocated approximately 64% and 63%, respectively, of these remaining costs to Bradley OP.

Bradley OP’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $1.4 million from June 30, 2006 compared to June 30, 2005.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $2.9 million, primarily because general and administrative expenses for the six-month period ended June 30, 2005 included $4.6 million of expense reflecting the impact of the Heritage’s variable accounting of certain stock options. These stock options were subject to a tax-offset payment provision contained in one employment agreement in the six-month period ended June 30, 2005. The expense associated with these stock options increased during the six month period ended June 30, 2005 because of an increase in the Heritage’s stock price during that same period. Those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

After exclusion of the effect of the provision discussed above, the net $1.7 million increase in general and administrative expenses is primarily due to:

•       an increase of $1.4 million related to increased professional fees and other expenses incurred in connection with the merger;

•       an increase of $0.7 million related to higher payroll costs associated with an increased number of employees and higher average pay; and

•       an increase of $0.6 million of stock compensation expense primarily due to the expense associated with unvested options required under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) as well as an overall increase in the Heritage’s stock price. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values beginning January 1, 2006.

These increases were partially offset by a decrease in the 2006 bonus accrual of $0.8 million and a decrease in office expenses of $0.3 million. Office expenses decreased primarily due to lower recruiting costs and placement fees.

Impairment loss.   Impairment loss increased as a result of the Operating Partnership having recorded impairment charges relating to two of its real estate assets during the six-month period ended June 30, 2006.

Comparison of the three-month period ended June 30, 2006 to the three-month period ended June 30, 2005.

The table below shows selected operating information for Bradley OP’s Total Portfolio and the 96 properties acquired prior to April 1, 2005 that remained in the Total Portfolio through June 30, 2006, which constitute Bradley OP’s Same Property Portfolio for the three-month periods ended June 30, 2006 and 2005 (in thousands):

	Same Property Portfolio				Total Portfolio
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Revenue:
Rentals	$33,547	$33,780	$(233)	(0.7)%	$37,521	$33,780	$3,741	11.1%
Percentage rent	78	176	(98)	(55.7)%	98	176	(78)	(44.3)%
Recoveries	12,412	11,354	1,058	9.3%	13,386	11,354	2,032	17.9%
Other property	214	140	74	52.9%	230	140	90	64.3%
Total revenue	46,251	45,450	801	1.8%	51,235	45,450	5,785	12.7%
Expenses:
Property operating expenses	6,025	5,905	120	2.0%	6,492	5,905	587	9.9%
Real estate taxes	8,362	7,436	926	12.5%	9,073	7,436	1,637	22.0%
Total net operating income*	$31,864	$32,109	$(245)	(0.8)%	35,670	32,109	3,561	11.1%
Add:
Interest, other, and joint venture fee income					199	247	(48)	(19.4)%
Gain on sale of marketable securities					21	—	21	100.0%
Equity in income from unconsolidated joint ventures					33	54	(21)	(38.9)%
Income from discontinued operations					16,924	912	16,012	1,755.7%
Deduct:
Depreciation and amortization					15,590	13,381	2,209	16.5%
Interest					14,025	11,036	2,989	27.1%
General and administrative					4,681	9,188	(4,507)	(49.1)%
Impairment loss					242	—	242	100.0%
Net income (loss) attributable to common unitholders					$18,309	$(283)	$18,592	6,569.6%

                  * For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, and a reconciliation of NOI to the most directly comparable GAAP measure, see pages 39-40.

The following discussion of our results of operations for the three-month periods ended June 30, 2006 and 2005 relate to the Total Portfolio, except where otherwise noted.

Revenue

Rental Revenue.   Rental revenue, including termination fee income, increased primarily due to the following:

•       an increase of $4.0 million due to nine properties acquired after April 1, 2005, partially offset by:

•       on a Same Property Portfolio basis, rental revenue decreased by $0.2 million primarily as a result of an increase of $0.1 million in bad debt/vacancy expense due to increased reserves associated with higher accounts receivable balances as well as decreased occupancy.

Percentage Rent.   Percentage rent decreased $0.1 million primarily due to higher sales breakpoints resulting from amendments to leases with significant percentage rent provisions.

Recoveries Revenue.   Recoveries revenue increased primarily due to the following:

•       an increase of $1.0 million due to nine properties acquired after April 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $1.1 million primarily as a result of an increase in real estate tax recovery income of $1.0 million due to an increase in real estate tax expense as well as an increase in tax recovery rates for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005 as well as an increase of $0.1 million in common area maintenance income which was primarily due to an increase in common area maintenance expenses.

Expenses

Property Operating Expenses.   Property operating expenses increased primarily due to the following:

•       an increase of $0.5 million due to nine properties acquired after April 1, 2005, and

•       on a Same Property Portfolio basis, an increase of $0.1 million primarily due to an increase of $0.1 million in cleaning costs.

Real Estate Taxes.   Real estate taxes increased primarily due to the following:

•       an increase of $0.7 million related to nine properties acquired after April 1, 2005; and

•       on a Same Property Portfolio basis, an increase of $0.9 million primarily related to increased assessments and/or tax rates at certain properties in Indiana and Illinois as well as increased assessments for certain properties which had been previously redeveloped.

Other

Interest, Other, and Joint Venture Fee Income.   Interest, other, and joint venture fee income decreased primarily due to a decrease in acquisition and legal fees associated with the Operating Partnership’s two unconsolidated joint ventures.

Gain on Sale of Marketable Securities.   Gain on sale of marketable securities increased as the result of the Operating Partnership having sold more marketable securities at a greater gain during the three-month period ended June 30, 2006.

Income from Discontinued Operations.   Income from discontinued operations increased as a result of the Operating Partnership having disposed of ten properties, which resulted in a net gain on disposal during the three-month period ended June 30, 2006.

Depreciation and Amortization.   Expenses attributable to depreciation and amortization rose due to depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements implemented within the Same Property Portfolio.

Interest Expense.   Interest expense increased $3.0 million primarily as a result of an increase in overall indebtedness of $84.5 million from June 30, 2005 to June 30, 2006. This increase was primarily due to indebtedness incurred in connection with the acquisition of seven properties during the second half of 2005, partially offset by the early extinguishment of mortgage debt associated with certain properties disposed of during the six-month period ended June 30, 2006. In addition, the weighted average interest rate on our indebtedness increased from 5.43% at June 30, 2005 to 5.82% at June 30, 2006.

General and Administrative Expenses.   Heritage allocates 100% of its general and administrative expenses to its subsidiaries, including costs associated with Bradley OP. For costs specifically identifiable to a subsidiary, Heritage performs a direct allocation. Remaining costs are allocated based on the square footage of properties owned by each subsidiary. During the three-month periods ended June 30, 2006 and 2005, Heritage allocated approximately 64% and 63%, respectively, of these remaining costs to Bradley OP.

Bradley OP’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $4.5 million from June 30, 2006 compared to June 30, 2005.

Heritage’s general and administrative expenses, consisting primarily of salaries, bonuses, employee benefits, insurance and other corporate-level expenses, decreased $7.2 million, primarily because general and administrative expenses for the three-month period ended June 30, 2005 included $7.9 million of expense reflecting the impact of the Heritage’s variable accounting of certain stock options. These stock options were subject to a tax-offset payment provision contained in one employment agreement in the three-month period ended June 30, 2005. The expense associated with these stock options increased during the three-month period ended June 30, 2005 because of an increase in the Heritage’s stock price during that same period. Those stock options ceased to be subject to variable accounting on December 30, 2005 upon the amendment of that employment agreement.

After exclusion of the effect of the provision discussed above, the net $0.7 million increase in general and administrative expenses is primarily due to:

•       an increase of $0.9 million related to increased professional fees and other expenses incurred in connection with the merger;

•       an increase of $0.4 million related to higher payroll costs associated with an increased number of employees and higher average pay; and

•       an increase of $0.3 million of stock compensation expense primarily due to the expense associated with unvested options required under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) as well as an overall increase in the Heritage’s stock price. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recorded as an expense based on their fair values beginning January 1, 2006.

These increases were partially offset by a decrease in the 2006 bonus accrual of $0.5 million and a decrease in office expenses of $0.2 million. Office expenses decreased primarily due to lower recruiting costs and placement fees.

Impairment loss.   Impairment loss increased as a result of the Operating Partnership having recorded impairment charges relating to two of its real estate assets during the three-month period ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, we had $5.3 million in available cash and cash equivalents. We generally do not maintain significant cash or cash equivalent balances. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, we meet our liquidity needs from cash generated from operations and external sources of capital.

At June 30, 2006, Heritage had $1.4 billion of indebtedness. This indebtedness has a weighted average interest rate of 6.36% with an average maturity of 3.7 years. As of June 30, 2006, our market capitalization was $3.1 billion, resulting in a debt-to-total market capitalization ratio of approximately 44.7%.

At June 30, 2006, Bradley OP had $0.9 billion of indebtedness, including the full balance of amounts outstanding under the related party line of credit facility and bridge loan. This indebtedness had a weighted average interest rate of 5.82% with an average maturity of 3.5 years.

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

We incur maintenance capital expenditures at our properties, which include such expenses as parking lot improvements, roof repairs and replacements and other non-revenue enhancing capital expenditures. Maintenance capital expenditures were approximately $1.9 million, or $0.07 per square foot, for the six-month period ended June 30, 2006, of which approximately $0.9 million, or $0.05 per square foot, related to properties within the Bradley OP portfolio. We have also incurred and, subject to the merger agreement, expect to continue to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing or re-leasing of retail space.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations as well as with borrowings under our line of credit. We believe that our existing working capital and cash provided by operations should be sufficient to meet our short-term liquidity requirements. Cash flows provided by operating activities increased to $58.3 million for the six-month period ended June 30, 2006 from $33.4 million for the six-month period ended June 30, 2005.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, our line of credit, bridge financing, the issuance of additional debt and equity securities and long-term property mortgage indebtedness. Subject to the merger agreement, we believe these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. Heritage engages in financing and other transactions utilizing these sources of capital exclusively for its subsidiaries’, including Bradley OP’s, use.

Certain factors may materially and adversely affect our access to capital resources, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed on us by existing lenders. Currently, we have a credit rating from three major rating agencies—Standard & Poor’s, which has given us a rating of BBB-, Moody’s Investor Service, which has given us a rating of Baa3, and Fitch Ratings, which has given us a rating of BBB-. Upon the announcement of our merger, all three of these rating agencies have shifted our company’s outlook from stable to watch negative.

Based on our internal valuation of our properties, we believe the estimated value of our properties exceeds the outstanding amount of mortgage debt encumbering those properties as of June, 30 2006. Therefore, at this time, subject to the merger agreement, we believe that we could obtain additional funds, either in the form of additional unsecured borrowings or mortgage debt, without violating the financial covenants contained in our line of credit, bridge loan, or unsecured public notes.

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

Environmental Matters

We currently have sixteen properties in our portfolio that are undergoing, or have been identified as requiring, some form of remediation (including monitoring for compliance) to clean up contamination. In these cases, contamination has resulted from on-site uses by current or former owners or tenants, such as gas stations or dry cleaners, which have released pollutants such as gasoline or dry-cleaning solvents into soil and/or groundwater. We also currently have twelve properties in our portfolio that we are monitoring for compliance as a result of contamination on adjacent properties.

Of the sixteen properties cited above, nine of those properties were contributed to us by Net Realty Holding Trust, our largest stockholder, upon our formation in July 1999. All of these contributed properties (together with seven other contributed properties for which no remediation is currently taking place) are the subject of an indemnity arrangement under which Net Realty Holding Trust has agreed to indemnify us against environmental liabilities up to $50 million in the aggregate. Since our formation, we have been reimbursed by Net Realty Holding Trust for approximately $2.4 million of environmental costs pursuant to this indemnity. As of June 30, 2006, we were due $0.4 million under this indemnity. Although we do not believe that the aggregate indemnity amount will be needed, we believe that Net Realty Holding Trust has the ability to perform under its indemnity up to the aggregate amount. In addition, each of the properties for which we are actively pursuing remediation to clean up contamination is covered by this indemnity. None of the properties owned by Bradley OP are covered by the Net Realty Holding Trust indemnity.

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

In connection with the merger, we also entered into an agreement with NETT pursuant to which, simultaneously with, and conditioned upon, the closing of the merger, we will release NETT from the environmental indemnity obligations described above. In the event the merger is not completed, the environmental indemnity will continue in the future.

Contractual Obligations and Contingent Liabilities

The following table summarizes our, including Bradley OP’s, repayment obligations under our indebtedness outstanding as of June 30, 2006 (in thousands):

Property	2006(1)	2007	2008	2009	2010	Thereafter	Total
Mortgage loans payable:
*Elk Park Center(5)	$7,789	—	—	—	—	—	$7,789
*Southport Centre	87	9,593	—	—	—	—	9,680
*Long Meadow Commons(2)(3)	175	8,717	—	—	—	—	8,892
Innes Street Market	194	12,098	—	—	—	—	12,292
*Southgate Shopping Center	60	2,166	—	—	—	—	2,226
*Hale Road & Northern Hills	—	14,600	—	—	—	—	14,600
*St. Francis Plaza	105	225	243	—	—	—	573
*Burlington Square(2)	103	227	243	12,724	—	—	13,297
*Crossroads III & Slater Street(2)	90	201	214	13,295	—	—	13,800
Buckingham Place(2)	34	74	79	5,054	—	—	5,241
County Line Plaza(2)	111	240	256	16,002	—	—	16,609
Trinity Commons(2)	92	200	214	13,776	—	—	14,282
8 shopping centers, cross collateralized	939	1,993	2,154	72,132	—	—	77,218
*Warminster Towne Center(2)	138	307	329	362	18,294	—	19,430
Clocktower Place(2)	66	144	154	171	11,838	—	12,373
545 Boylston Street and William J. McCarthy Building	364	772	838	910	30,896	—	33,780
29 shopping centers, cross collateralized	1,365	2,955	3,147	3,461	220,654	—	231,582
*The Market of Wolf Creek III(2)	50	106	113	125	135	8,042	8,571
Spradlin Farm(2)	101	219	232	253	272	15,915	16,992
*The Market of Wolf Creek I(2)	80	176	188	206	222	9,105	9,977
*Berkshire Crossing	218	467	499	539	579	11,503	13,805
*Grand Traverse Crossing	199	424	457	492	530	10,621	12,723
*Salmon Run Plaza(2)	202	458	500	547	598	1,864	4,169
*Grand Traverse Crossing—Wal-Mart	92	193	208	225	156	4,034	4,908
*The Market of Wolf Creek II(2)	53	111	120	129	140	1,288	1,841
*Bedford Grove—Wal-Mart	83	178	191	207	223	2,952	3,834
*Berkshire Crossing—Home Depot/Wal-Mart	131	278	300	324	349	4,869	6,251
Total mortgage loans payable	$12,921	57,122	10,679	140,934	284,886	70,193	$576,735
Unsecured notes payable(4)	—	—	100,000	150,000	—	200,000	450,000
Line of credit facility	—	—	231,000	—	—	—	231,000
Bridge loan payable(6)	100,000	—	—	—	—	—	100,000
Total indebtedness	$112,921	57,122	341,679	290,934	284,886	270,193	$1,357,735

                 * Designates indebtedness of Bradley OP or one of its subsidiaries. Total indebtedness as of June 30, 2006 for Bradley OP and its subsidiaries was $937,366, which does not reflect the unamortized mortgage loan premiums totaling $5,744 related to the assumption of nine mortgage loans with above-market contractual interest rates.

       (1) Represents the period from July 1, 2006 through December 31, 2006.

       (2) The aggregate repayment amount for mortgage loans payable of $576,735 does not reflect the unamortized mortgage loan premiums totaling $9,934 related to the assumption of fourteen mortgage loans with above-market contractual interest rates.

       (3) Property is encumbered by two mortgage loans maturing in July 2007.

       (4) The aggregate repayment amount of $450,000 does not reflect the unamortized original discounts of $1,426 related to the April and October 2004 bond issuances.

       (5) Mortgage balance was repaid on July 13, 2006 without penalty.

       (6) Bridge loan payable was repaid on August 1, 2006 from borrowings under our line of credit facility.

As of June 30, 2006, the indebtedness described in the table above requires principal amortization and balloon payments of $112.9 million for the remainder of 2006. It is likely that we will not have sufficient funds on hand to repay the remaining balloon amounts at maturity. We currently expect to refinance these and other future balloon payments through borrowings under our line of credit.

As of June 30, 2006, in addition to the repayment obligations under the indebtedness described above, we (including Bradley OP) have future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space as follows (in thousands):

	2006(1)	2007	2007	2007	2007	Thereafter	Total
Construction contracts and tenant improvement obligations	$13,029	74	—	—	—	—	$13,103
Ground leases and subleases	855	1,817	1,826	1,819	1,812	68,570	76,699
Office leases	595	1,188	1,191	1,301	1,274	4,971	10,520
Total	$14,479	3,079	3,017	3,120	3,086	73,541	$100,322

       (1) Represents the period from July 1, 2006 through December 31, 2006.

As of June 30, 2006, Bradley OP and its subsidiaries had future contractual payment obligations relating to construction contracts, ground leases, and leases for the rental of office space which are separately described below (in thousands):

	2006(1)	2007	2008	2009	2010	Thereafter	Total
Construction contracts and tenant improvement obligations	$9,248	12	—	—	—	—	$9,260
Ground leases and subleases	81	161	161	155	148	11,377	12,083
Total	$9,329	173	161	155	148	11,377	$21,343

       (1) Represents the period from July 1, 2006 through December 31, 2006.

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

The future contractual payment obligations in the above table do not reflect the matters described below under “Off-Balance Sheet Arrangements.” Additionally, the repayment obligations reflected in the above table do not reflect interest payments on debt. Further, we have obligations under a retirement benefit plan, which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, that are not included in the above table. Funding requirements for retirement benefits after 2006 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

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

In May 2004, the Bradley OP entered into a joint venture agreement with a third party developer for the development and construction of Lakes Crossing Shopping Center in Muskegon, Michigan. As of June 30, 2006, Bradley OP does not consolidate the operations of the Lakes Crossing joint venture in its financial statements. Under the terms of the Lakes Crossing joint venture, we have a 50% interest in the venture and we have agreed to contribute any capital that might be required by the joint venture. Under the joint venture agreement, at any time subsequent to the second anniversary of the completion of Lakes Crossing, which is estimated to occur in late 2006, Bradley OP may be required to purchase the third party’s joint venture interest. The purchase price for this interest would be at the agreed-upon fair market value.

Heritage and Bradley OP have fully guaranteed the repayment of a $22 million construction loan obtained by the Lakes Crossing joint venture from Key Bank, National Association, which is an off-balance sheet arrangement. The Key Bank loan matures in November 2006 (subject to a one-year extension). As of June 30, 2006, $18.3 million is outstanding under the construction loan and recorded on the books and records of the joint venture. In the event we are obligated to repay all or a portion of the construction loan pursuant to the guarantee, we (i) may remove the manager of the joint venture for cause and terminate all agreements with the manager, (ii) would receive a promissory note from the joint venture for the amount paid by us together with a first priority mortgage on the shopping center, and (iii) may prohibit all distributions from the joint venture or payment of fees by the joint venture until the principal and accrued interest on the loan is repaid. The estimated fair value of the guarantee as of June 30, 2006 is not material to our financial position. Accordingly, no liability or additional investment has been recorded related to the fair value of the guarantee.

In April 2005, Bradley OP formed a joint venture with a fund managed by Intercontinental Real Estate Corporation for the specific purpose of acquiring Skillman Abrams Shopping Center, a 133,000 square foot shopping center in Dallas, Texas. Under the terms of the Skillman Abrams joint venture, Bradley OP has a 25% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture. The joint venture had a contractual obligation related to a mortgage loan outstanding of approximately $14.6 million as of June 30, 2006. Bradley OP has agreed to indemnify the mortgage lender against bad acts and environmental liabilities with respect to the Skillman Abrams loan. As of June 30, 2006, the carrying value of Bradley OP’s investment in the joint venture was approximately $1.0 million.

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

Financings

Bridge Loan

On November 28, 2005, we entered into a $100 million term loan, or “bridge loan,” with Wachovia Capital Markets, LLC, as arranger, Wachovia Investment Holdings, LLC, as agent, and certain other financial institutions, expiring August 28, 2006, subject to a two year extension. Amounts borrowed under this bridge loan bear interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 55 basis points to 115 basis points, depending upon our debt rating. The variable rate in effect at June 30, 2006 was 5.91%. This bridge loan also has a facility fee based on the amount committed ranging from 12.5 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this bridge loan, and Bradley OP and Heritage OP have guaranteed this bridge loan. Upon entering into this bridge loan, we established a related party bridge loan with Bradley OP by advancing the proceeds from the bridge loan to Bradley OP. The terms of this related party bridge loan are substantially identical to our bridge loan and are shown as Related Party Bridge Loan on the accompanying Bradley OP June 30, 2006 and December 31, 2005 balance sheets. This bridge loan was used principally to fund growth opportunities and for working capital purposes. As of June 30, 2006, $100 million had been drawn under the bridge loan. On August 1, 2006, we fully repaid the bridge loan with borrowings under our line of credit.

Line of Credit

On March 29, 2005, we refinanced our then existing line of credit, entering into a new three-year $400 million unsecured line of credit with a group of lenders and Wachovia Bank, National Association, as agent, expiring March 28, 2008, subject to a one-year extension. At our request, subject to the agent’s consent, this line of credit may be increased to $500 million. Our ability to borrow under this line of credit is subject to our ongoing compliance with a number of financial and other covenants. This line of credit, except under some circumstances, limits our ability to make distributions in excess of 95% of our annual funds from operations. In addition, this line of credit bears interest at either the lender’s base rate or a floating rate based on a spread over LIBOR ranging from 62.5 basis points to 115 basis points, depending upon our debt rating. This new credit facility also includes a competitive bid option that allows the

Company to hold auctions among the participating lenders in the facility for up to fifty percent of the facility amount. The variable rate in effect at June 30, 2006 was 5.74%. This line of credit also has a facility fee based on the amount committed ranging from 15 to 25 basis points, depending upon our debt rating, and requires quarterly payments.

We are the borrower under this line of credit and Bradley OP, Heritage OP and certain of our other subsidiaries have guaranteed this line of credit. Upon entering into this new line of credit, we established a related party line of credit with Bradley OP by advancing the proceeds from the new line of credit to Bradley OP. The terms of this related party line of credit facility are substantially identical to our line of credit facility and are shown as Related Party Line of Credit Facility on the accompanying Bradley OP June 30, 2006 and December 31, 2005 balance sheets. Bradley OP used these funds to repay the entire outstanding balance of the prior line of credit. As of June 30, 2006, $231 million was outstanding under the related party line of credit facility

We believe that Heritage is in compliance with all of the financial covenants under the bridge loan and the line of credit as of the date of this Form 10-Q. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue some of our business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisitions, including for example, acquiring a portfolio of highly leveraged properties. These constraints on acquisitions could significantly impede our growth. Furthermore, because the interest rate on the line of credit is variable and based upon LIBOR rates, as LIBOR rates increase so will the interest rate on the bridge loan and the line of credit.

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

We believe we are in compliance with all applicable covenants under these indentures as of June 30, 2006.

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

We believe Bradley OP is in compliance with all applicable covenants under these indentures as of June 30, 2006.

Related Party Transactions

The TJX Companies

In July 1999, Bernard Cammarata became a member of the Heritage board of directors. Until September 2005, Mr. Cammarata was Chairman of the Board of TJX Companies, Inc. (“TJX”), our largest tenant. In September 2005, Mr. Cammarata became the Chief Executive Officer of TJX, a position he previously held. Annualized base rent from TJX was $14.1 million and $4.5 million for Heritage and Bradley OP, respectively, for the six-month period ended June 30, 2006, representing approximately 5.6% of Heritage’s total annualized base rent and 3.0% of Bradley OP’s total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, Heritage and Bradley OP had outstanding accounts receivable for contractual and straight-line rent of $2.4 million and $0.3 million, respectively, as of June 30, 2006 and $2.0 million and $0.7 million, respectively, as of December 31, 2005. TJX pays Heritage and Bradley OP rent in accordance with 50 leases and 18 leases at our properties, respectively.

Ahold USA

In July 1999, William M. Vaughn, III became a member of the Heritage board of directors. Since January 1, 2006, Mr. Vaughn has been a consultant to Ahold USA, Inc. (“Ahold”), the parent company of The Stop & Shop Supermarket Company (“Stop & Shop”), a grocery chain headquartered in Massachusetts. From January 2003 to December 2005, Mr. Vaughn was Senior Vice President, Labor Relations of Ahold. Prior to that time, Mr. Vaughn was Executive Vice President, Human Resources of Stop & Shop, with whom he had been employed since 1974. Mr. Vaughn is a co-trustee of NETT and Net Realty Holding Trust, Heritage’s largest stockholder. Annualized base rent from Ahold and its subsidiaries was $1.5 million for the six-month period ended June 30, 2006, representing approximately 0.6% of Heritage’s total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, accounts receivable for contractual and straight-line rent of $0.5 million and $0.4 million were outstanding as of June 30, 2006 and December 31, 2005, respectively. Ahold and its subsidiaries pay Heritage rent in accordance with 3 leases at our properties. None of the Ahold USA locations are in the Bradley OP portfolio.

A.C. Moore

In June 2004, Michael J. Joyce became a member of the Heritage board of directors. In July 2004, Mr. Joyce became a member of the board of directors of A.C. Moore Arts & Crafts, Inc. (“A.C. Moore”). Annualized base rent from A.C. Moore and its subsidiaries was $0.5 million and $0.3 million for Heritage and Bradley OP, respectively, for the six-month period ended June 30, 2006, representing approximately 0.2% of both Heritage’s and Bradley OP’s total annualized base rent for all leases in which tenants were in occupancy at June 30, 2006. In addition, Heritage and Bradley OP had outstanding accounts receivable for contractual and straight-line rent of $0.1 million and $28,000, respectively, as of June 30, 2006 and $0.1 million and $0, respectively, as of December 31, 2005. A.C. Moore pays Heritage and Bradley OP rent in accordance with 3 leases and 1 lease at our properties, respectively.

131 Dartmouth Street Joint Venture and Lease

In November 1999, Heritage entered into a joint venture with NETT for the acquisition and development of a 365,000 square foot commercial office building at 131 Dartmouth Street, Boston, Massachusetts. This joint venture is owned 94% by NETT and 6% by Heritage. Heritage has issued this interest as part of a management arrangement with the joint venture pursuant to which Heritage manages the building. Heritage has no ongoing capital contribution requirements with respect to this office building, which was completed in 2003. Heritage accounts for its interest in this joint venture using the cost method and Heritage has not expended any amounts on the office building through June 30, 2006.

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

In connection with the merger agreement, we entered into an agreement with NETT addressing various matters. Pursuant to that agreement, simultaneously with, and conditioned upon, the closing of the merger, we will release NETT from its environmental indemnity obligations to us and transfer to NETT’s affiliate our 6% membership interest in the joint venture noted above. Additionally, our lease for our headquarters building with the joint venture may be terminated under certain circumstances following the merger.

Contingencies

Legal and Other Claims

We are subject to legal and other claims incurred in the normal course of business. Based on our review and consultation with counsel of those matters known to exist, including those matters described on page 42, we do not believe that the ultimate outcome of these claims would materially affect our financial position or results of operations.

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

The following reconciles Bradley OP’s NOI (excluding NOI attributable to Heritage and its other subsidiaries) to net income available to common unit holders (in thousands):

	Six-months ended June 30,
	2006	2005
Net operating income—Same Property Portfolio	$64,114	$64,305
Add:
Net operating income—acquisitions	7,625	—
Net operating income—Total Portfolio	71,739	64,305
Add:
Interest, other, and joint venture fee income	741	1,389
Gain on sale of marketable securities	21	—
Gain on land sales	171	—
Equity in income from unconsolidated joint ventures	242	159
Income from discontinued operations	16,928	1,845
Deduct:
Depreciation and amortization	33,249	26,312
Interest	28,171	22,275
General and administrative	9,494	10,926
Impairment loss	342	—
Net income attributable to common unitholders	$18,586	$8,185

	Three-months ended June 30,
	2006	2005
Net operating income—Same Property Portfolio	$31,864	$32,109
Add:
Net operating income—acquisitions	3,806	—
Net operating income—Total Portfolio	35,670	32,109
Add:
Interest, other, and joint venture fee income	199	247
Gains on sale of marketable securities	21	—
Equity in income from unconsolidated joint ventures	33	54
Income from discontinued operations	16,924	912
Deduct:
Depreciation and amortization	15,590	13,381
Interest	14,025	11,036
General and administrative	4,681	9,188
Impairment loss	242	—
Net income (loss) attributable to common unitholders	$18,309	$(283)

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

The following table presents our (including Bradley OP) contractual fixed rate debt obligations as of June 30, 2006 sorted by maturity date and our contractual variable rate debt obligations sorted by maturity date (in thousands):

	2006(1)	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$12,703	$56,655	$10,180	$140,395	$284,307	$58,690	$562,930	7.24%
Variable rate	218	467	499	539	579	11,503	13,805	7.11%
Unsecured Debt:
Fixed rate	—	—	100,000	150,000	—	200,000	450,000	5.65%
Variable rate	100,000	—	231,000	—	—	—	331,000	5.79%
Total	$112,921	$57,122	$341,679	$290,934	$284,886	$270,193	$1,357,735	6.36%

       (1) Represents the period from July 1, 2006 through December 31, 2006.

       (2) The aggregate repayment amount of $1,357,735 does not reflect the unamortized mortgage loan premiums totaling $9,934 related to the assumption of fourteen mortgage loans with above-market contractual interest rates and the unamortized original issue discount of $1,426 on the 2004 bond issuances.

If market rates of interest on our variable rate debt outstanding at June 30, 2006 increase by 10%, or 60 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $2.0 million annually.

The following table separately presents the variable and fixed rate obligations, at their carrying values, of Bradley OP and its subsidiaries sorted by maturity date (in thousands):

	2006(1)	2007	2008	2009	2010	2011+	Total(2)	Weighted Average Interest Rate
Secured Debt:
Fixed rate	$9,437	$37,960	$3,106	$28,636	$20,647	$42,775	$142,561	6.30%
Variable rate	218	467	499	539	579	11,503	13,805	7.11%
Unsecured Debt:
Fixed rate	—	—	100,000	150,000	—	200,000	450,000	5.65%
Variable rate	100,000	—	231,000	—	—	—	331,000	5.79%
Total	$109,655	$38,427	$334,605	$179,175	$21,226	$254,278	$937,366	5.82%

       (1) Represents the period from July 1, 2006 through December 31, 2006.

       (2) The aggregate repayment amount of $937,366 does not reflect the unamortized mortgage loan premiums totaling $5,744 related to the assumption of nine mortgage loans with above-market contractual interest rates.

If market rates of interest on our variable rate debt outstanding at June 30, 2006 increase by 10%, or 60 basis points, we would expect the interest expense on our existing variable rate debt would decrease future earnings and cash flows by $2.0 million annually.

During 2005, we entered into forward-starting interest rate swaps to mitigate the risk of changes in forecasted interest payments on $150 million of forecasted issuances of long-term debt. We occasionally use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments effectively reduce the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2006 in relation to total assets and our total market capitalization.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 29, 2002, the court granted our motion to dismiss Mr. Donahue’s claims. Mr. Donahue subsequently filed an appeal of the court’s decision and on March 4, 2004, an oral argument was heard with respect to Mr. Donahue’s appeal. On July 14, 2004, the Massachusetts Appellate Court reversed the lower court’s decision dismissing Mr. Donahue’s claims. The Appellate Court’s decision reverted the case back to the Superior Court for discovery and additional proceedings.

The parties have substantially completed discovery proceedings. On May 22, 2006, we filed a motion for summary judgment seeking to dismiss Mr. Donahue’s claims. A hearing with respect to this motion was held on June 29, 2006, although no decision was rendered at that time. It is not possible at this time to predict the outcome of this litigation and we intend to vigorously defend against these claims.

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

ITEM 1A.        Risk Factors

The discussion of our results of operations and financial condition should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in our 2005 10-K, we are also subject to the following additional risks:

Risks Related to the Merger

On July 9, 2006, we entered into a merger agreement pursuant to which we have agreed to merge with and into an affiliate of Centro Properties Group. In connection with the transaction, the Company will file a definitive proxy statement with the SEC. Stockholders are urged to read the definitive proxy statement carefully and in its entirety when it becomes available because it will contain important information about the proposed transaction. In connection with the merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the merger, our business, financial condition, operating results and stock price could suffer.

The completion of the merger is subject to the satisfaction of numerous closing conditions, including the approval of the merger by our common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the merger agreement. As a result, no assurances can be given that the merger will be consummated. If our common stockholders choose not to approve the merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the merger agreement, or any legal proceeding results in enjoining the merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•       we would remain liable for significant costs relating to the merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•       we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the merger;

•       our decision to enter into the merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•       an announcement that we have abandoned the merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;

•       our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee of $65 million; and

•       we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the merger agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending completion of the merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We also have agreed, subject to certain exceptions, that we and our subsidiaries will not, among other things:

•       declare, set aside, make or pay dividends or other distributions, other than dividends paid by our wholly owned subsidiaries;

•       acquire (by merger, consolidation, acquisition of equity interest or assets, or any other business combination) any corporation, partnership, limited liability company, joint venture or other business organization (or division thereof) or any property (other than real property) or asset for consideration in excess of $1,000,000, or, subject to the consent of the purchaser, acquire, or enter into any option, commitment or agreement to acquire, any real property or commence any development activity on any of our, our subsidiaries’ or our joint ventures’ properties;

•       incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations of any person (other than a subsidiary) for indebtedness;

•       modify, amend or terminate any material contract or enter into any new material contract;

•       enter into a new lease or terminate, materially modify or amend any lease that relates to in excess of 20,000 square feet or net rentable area at any of our, our subsidiaries’ and our joint ventures’ properties, or enter into, terminate or materially modify or amend any ground lease;

•       waive, release, assign, settle or compromise any material legal actions or material liabilities;

•       sell or otherwise dispose of, or subject to any encumbrance, any of our, our subsidiaries’ or our joint ventures’ properties or other material assets other than pending sales pursuant to definitive agreements executed prior to July 9, 2006; and

•       announce an intention, enter into an agreement or otherwise make a commitment to do any of the foregoing.

These restrictions could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated.

Because the merger is subject to several closing conditions, including the approval of the merger by our stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with our company, which could negatively affect our business and results of operations.

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
Dated: August 11, 2006
/s/ THOMAS C. PRENDERGAST
Thomas C. Prendergast
Chairman, President and Chief Executive Officer
/s/ DAVID G. GAW
David G. Gaw
Senior Vice President, Chief Financial Officer and Treasurer